Form 10QSB
period 2000-06-30
TEQ 1 CORP
filed 2000-08-11
CIK 1111865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.


                      Commission File Number:   000-30577
                                               -----------

                              TEQ - 1 Corporation
        -------------------------------------------------------------
               (Name of Small Business Issuer in its charter)


               Nevada                                  87-0569747
   ---------------------------------            --------------------------
    (State or Other Jurisdiction of              (IRS Employer ID Number)
     Incorporation or Organization)


            3434 East 7800 South, #237, Salt Lake City, Utah 84121
        -------------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (801) 274-6415
                                              -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 10, 2000, there were 1,100,000 shares of common stock issued and outstanding.


                                   Total of Sequentially Numbered Pages:   19
                                              Index to Exhibits on Page:   17

                                 FORM 10-QSB
                             TEQ - 1 CORPORATION


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .14



                                   PART II


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .15


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .15


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .16


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .16


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .16


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .16


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .16

                                    PART I

---------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
---------------------------------------------------------------------------

     In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

















                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                   UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 2000

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]




                                  CONTENTS
                                 ----------

                                                                   PAGE
                                                                  ------

  Accountants' Review Report                                          1


  Unaudited Condensed Balance Sheets,
     June 30, 2000 and December 31, 1999                              2


  Unaudited Condensed Statements
     of Operations for the three and six months ended
     June 30, 2000 and 1999 and from inception on
     November 19, 1997 through June 30, 2000                          3

  Unaudited Condensed Statements of Cash
     Flows, for the six months ended June 30,
     2000 and 1999 and from inception on
     November 19, 1997 through June 30, 2000                      4 - 5


  Notes to Unaudited Condensed Financial Statements               6 - 8

                       PRITCHETT, SILER & HARDY, P.C.
                        CERTIFIED PUBLIC ACCOUNTANTS
                             430 EAST 400 SOUTH
                         SALT LAKE CITY, UTAH 84111
                    (801) 328-2727 - FAX (801) 328-1123





                        ACCOUNTANTS' REVIEW REPORT



Board of Directors
TEQ - 1 CORPORATION
Sandy, Utah

We have reviewed the accompanying condensed balance sheet of TEQ - 1 Corporation (A Development Stage Company) as of June 30, 2000, and the related condensed statements of operations for the three and six months ended June 30, 2000 and for the period from inception on November 19, 1997 through June 30, 2000, and the condensed statements of cash flows for the six months ended June 30, 2000 and for the period from inception on November 19, 1997 through June 30, 2000. All information included in these financial statements is the representation of the management of TEQ - 1 Corporation.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

The accompanying condensed financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the company has no on-going operations, has incurred losses since its inception and has liabilities in excess of assets. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


 /s/ Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

July 26, 2000
Salt Lake City, Utah

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                 [Unaudited - See Accountants' Review Report]

                                    ASSETS
                                   --------

                                             June 30,     December 31,
                                               2000           1999
                                            -----------    -----------

CURRENT ASSETS:
  Cash in bank                              $     1,760    $       --
                                            -----------    -----------
     Total Current Assets                         1,760            --
                                            -----------    -----------
                                            $     1,760    $       --
                                            ===========    ===========


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

CURRENT LIABILITIES:
  Accrued interest payable - related party  $        88    $        80
  Note payable - related party                    3,715            635
                                            -----------    -----------
     Total Current Liabilities              $     3,803    $       715
                                            -----------    -----------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   0 shares issued and outstanding                  --             --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   1,100,000 shares issued and
   outstanding                                    1,100          1,100
  Additional paid in capital                        --             --
  Deficit accumulated during the
   development stage                             (3,143)        (1,815)
                                            -----------    -----------
  Total Stockholders' (Deficit)                  (2,043)          (715)
                                            -----------    -----------

                                            $     1,760    $       --
                                            ===========    ===========


Note: The balance sheet of December 31, 1999, was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                 [Unaudited - See Accountants' Review Report]

                                             For the Three            For the Six          From Inception
                                             Months Ended             Months Ended         on November 19,
                                               June 30,                 June 30,            1997 Through
                                       ------------------------  ------------------------      June 30,
                                          2000         1999         2000        1999            2000
                                       -----------  -----------  -----------  -----------  ----------------

REVENUE:
 Sales                                 $      --    $      --    $      --    $      --    $           --
                                       -----------  -----------  -----------  -----------  ----------------
EXPENSES:
  General and administrative               1,135           --        1,240           --             2,975
                                       -----------  -----------  -----------  -----------  ----------------

LOSS FROM OPERATIONS                      (1,135)          --       (1,240)          --            (2,975)

OTHER EXPENSE:
  Interest expense                           (60)          --          (88)          --              (168)
                                       -----------  -----------  -----------  -----------  ----------------
LOSS BEFORE INCOME TAXES                  (1,195)          --       (1,328)          --            (3,143)

CURRENT INCOME TAXES                          --           --           --           --                --

DEFERRED INCOME TAXES                         --           --           --           --                --
                                       -----------  -----------  -----------  -----------  ----------------
NET LOSS                               $  (1,195)   $      --    $  (1,328)   $      --    $       (3,143)
                                       -----------  -----------  -----------  -----------  ----------------
LOSS PER COMMON SHARE                  $    (.00)   $      --    $    (.00)   $      --    $         (.00)
                                       -----------  -----------  -----------  -----------  ----------------


The accompanying notes are an integral part of these unaudited condensed financial statements

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                [Unaudited - See Accountants' Review Report]



                                                                     From
                                             For the Six         Inception on
                                             Months Ended        November 19,
                                               June 30,          1997 through
                                        ----------------------     June 30,
                                           2000        1999          2000
                                        ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (1,328)  $      -    $      (3,143)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock issued for services rendered         -           -            1,100
    Changes is assets and liabilities:
      Increase in interest payable -
       related party                            8          -               88
                                        ----------  ----------  --------------
        Net Cash (Used) by
         Operating Activities              (1,320)         -           (1,955)
                                        ----------  ----------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

        Net Cash (Used) by
         Investing Activities                  -           -               -
                                        ----------  ----------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable - related
  party                                     3,080          -            3,715
                                        ----------  ----------  --------------
        Net Cash Provided by
         Financing Activities               3,080          -            3,715
                                        ----------  ----------  --------------
NET INCREASE IN CASH                        1,760          -            1,760

CASH AT BEGINNING OF THE PERIOD                -           -              -
                                        ----------  ----------  --------------
CASH AT END OF THE PERIOD               $   1,760   $      -    $       1,760
                                        ----------  ----------  --------------








                               [Continued]


                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                [Unaudited - See Accountants' Review Report]

                               [Continued]



                                                                     From
                                             For the Six         Inception on
                                             Months Ended        November 19,
                                               June 30,          1997 through
                                        ----------------------     June 30,
                                           2000        1999          2000
                                        ----------  ----------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid during the period for:
   Interest                             $      -    $      -    $         -
   Income taxes                         $      -    $      -    $         -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the six months ended June 30, 2000:
     None

    For the six months ended June 30, 1999:
     None




















The accompanying notes are an integral part of these unaudited condensed financial statements.

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - TEQ-1 Corporation (the Company) was organized under the laws of the State of Nevada on November 19, 1997. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is seeking potential business ventures. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and 1999 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended June 30, 2000 are not necessarily indicative of the operating results for the full year.

  Organization Costs - Organization costs, which reflect amounts expended to organize the Company, amounted to $1,100 and were expensed during the period ended December 31, 1997.

  Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 6]

  Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 132, "Employer's Disclosure about Pensions and Other Postretirement Benefits", SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", SFAS No. 134, "Accounting for Mortgage-Backed Securities...", SFAS No. 135, "Rescission of FASB Statement No. 75 and Technical Corrections", SFAS No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", and SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB statement No. 133 ( an amendment of FASB Statement No. 133.)," were recently issued. SFAS No. 132, 133, 134, 135, 136 and 137 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - During November 1997, in connection with its organization, the Company issued 1,100,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,100 (or $.001 per share).

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2000 and December 31, 1999.

NOTE 3 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". FASB 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.

  The Company has available at June 30, 2000, unused operating loss carryforwards of approximately $3,000 which may be applied against future taxable income and which expire in various years from 2018 through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,100 and $600 as of June 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $500 during the six months ended June 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of June 30, 2000, the Company has not paid any compensation to any officer/director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Notes Payable - As of June 30, 2000, an officer/shareholder of the Company has advanced $3,715 to the Company. This amount is made up of two notes, one for $1,715 and the other for $2,000. These notes are payable upon demand and accrue interest at 10% per annum. Accrued interest amounted to $88 at June 30, 2000.

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has liabilities in excess of assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                             For the Three            For the Six           From Inception
                                             Months Ended             Months Ended         on November 19,
                                               June 30,                 June 30,            1997 Through
                                       ------------------------  ------------------------      June 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
   Loss from continuing operations
   available to common shareholders
    (numerator)                        $   (1,195)  $      -     $   (1,328)  $      -     $        (3,143)
                                       -----------  -----------  -----------  -----------  ----------------

   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                        1,100,000    1,100,000    1,100,000    1,100,000         1,100,000
                                       -----------  -----------  -----------  -----------  ----------------



Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                                   -8-

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

Results of Operations
---------------------

      ****************************************************************
              Six Month Periods Ended June 30, 2000 and 1999,
             Three Month Periods Ended June 30, 2000 and 1999
       and from Inception on November 19, 1997 through June 30, 2000
      ****************************************************************

     The Company had no revenue from continuing operations for the six month periods ended June 30, 2000 and 1999, for the three month periods ended June 30, 2000 and 1999 or from inception on November 19, 1997 through June 30, 2000.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,240 for the six month period ended June 30, 2000, $0 for the six month period ended June 30, 1999, $1,135 for the three month period ended June 30, 2000, $0 for the three month period ended June 30, 1999 and $2,975 from inception on November 19, 1997 through June 30, 2000.

     Interest expense for the six month periods ended June 30, 2000 and 1999, the three month periods ended June 30, 2000 and 1999 and from inception on November 19, 1997 through June 30, 2000 was $88, $0, $60, $0 and $168 respectively. Interest was accrued on two notes payable to the Company's president, Tammy Gehring, in the principal amount of $88 at June 30, 2000.
The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable, one for $1,715 and the other for $2,000. These notes are payable upon demand and accrue interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net loss of $1,328 for the six month period ended June 30, 2000, $0 for the six month period ended June 30, 1999, $1,195 for the three month period ended June 30, 2000, $0 for the three month period ended June 30, 1999 and $3,143 from inception on November 19, 1997 through June 30, 2000.

Liquidity and Capital Resources
-------------------------------

     The Company remains in the development stage and, since inception, has had no revenues. At June 30, 2000, the Company had working capital of ($2,043) and cash in the amount of $1,760. All cash held by the Company to date has come from two notes payable to the Company's president, Tammy Gehring. The first note payable is for $1,715 and the second note payable is for $2,000. These notes are payable upon demand and accrue interest at 10% per annum and were executed to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934 and general administrative expenses.

     Management believes that the Company has sufficient cash to meet its anticipated needs through at least the first calendar quarter of 2001. However, there can be no assurances to that effect, as the Company has no revenues through the date of this report and its need for capital may change dramatically if it acquires an interest in a business opportunity during that period. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

Plan of Operations
------------------

     The Company's plan of operations centers around its search for potential businesses, products, technologies and companies for acquisition.

     The Company has no property. The Company president is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an inadequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

     The Company may attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


                                    PART II

---------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS
---------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

---------------------------------------------------------------------------
ITEM 2.   CHANGES IN SECURITIES
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------------------------------

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference. Included only with the electronic filing of this report is the Financial Data Schedule for the six month period ended June 30, 2000 (Exhibit Ref. No. 27).

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

---------------------------------------------------------------------------
SIGNATURES
---------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEQ - 1 Corporation


                                    /s/  Tammy Gehring
                                   -----------------------------------
Date:   August 10, 2000            By: Tammy Gehring, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                              ---------------------



SEC Ref    Page
No.        No.       Description
-------    ----      -----------

Ex-3(i)     *        Articles of Incorporation of the Company, filed with
                     the State of Nevada on November 19, 1997.

Ex-3(ii)    *        Bylaws of the Company.

Ex-10(i)    18       Promissory Note dated February 1, 2000 executed by the
                     Company.

Ex-10(ii)   19       Promissory Note dated June 1, 2000 executed by the
                     Company.

Ex-27       **       Financial Data Schedule for the six month period ended
                     June 30, 2000.


* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on May 9, 2000.

** The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.