Form 10QSB
period 2000-09-30
TEQ 1 CORP
filed 2000-11-13
CIK 1111865

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000.

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
                                              -----------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                      DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.
Yes [ ]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of November 10, 2000, there were 1,100,000 shares of common stock issued and outstanding.


                                   Total of Sequentially Numbered Pages:   16
                                              Index to Exhibits on Page:   16

                                 FORM 10-QSB
                             TEQ - 1 CORPORATION


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                                   PART I


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 3


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .13



                                   PART II


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .14


ITEM 2.   CHANGES IN SECURITIES . . . . . . . . . . . . . . . . . . . . .15


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .15


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .15


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

                             September 30, 2000

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]




                                  CONTENTS
                                 ----------

                                                                   PAGE
                                                                  ------

  Unaudited Condensed Balance Sheets,
     September 30, 2000 and December 31, 1999                         2


  Unaudited Condensed Statements of Operations,
     for the three and nine months ended September 30,
     2000 and 1999 and from inception on November 19,
     1997 through September 30, 2000                                  3

  Unaudited Condensed Statements of Cash Flows,
     for the nine months ended September 30, 2000
     and 1999 and from inception on November 19, 1997
     through September 30, 2000                                   4 - 5


  Notes to Unaudited Condensed Financial Statements               6 - 8

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                           CONDENSED BALANCE SHEETS

                                 [Unaudited]

                                    ASSETS
                                   --------

                                            September 30,     December 31,
                                                2000             1999
                                            -------------    -------------

CURRENT ASSETS:
  Cash in bank                              $     1,085      $       --
                                            -------------    -------------
     Total Current Assets                         1,085              --
                                            -------------    -------------
                                            $     1,085      $       --
                                            =============    =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)
                    ---------------------------------------

CURRENT LIABILITIES:
  Accrued interest payable - related party  $       181      $        80
  Note payable - related party                    3,715              635
                                            -------------    -------------
     Total Current Liabilities              $     3,896      $       715
                                            -------------    -------------

STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   0 shares issued and outstanding                  --               --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   1,100,000 shares issued and
   outstanding                                    1,100            1,100
  Additional paid in capital                        --               --
  Deficit accumulated during the
   development stage                             (3,911)          (1,815)
                                            -------------    -------------
     Total Stockholders' (Deficit)               (2,811)            (715)
                                            -------------    -------------

                                            $     1,085      $       --
                                            =============    =============



Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at the date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                                 [Unaudited]

                                             For the Three            For the Nine          From Inception
                                             Months Ended             Months Ended          on November 19,
                                             September 30,            September 30,         1997 Through
                                       ------------------------  ------------------------   September 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
REVENUE:
 Sales                                 $      --    $      --    $      --    $      --    $           --
                                       -----------  -----------  -----------  -----------  ----------------
EXPENSES:
  General and administrative                 675           --        1,915           --             3,650
                                       -----------  -----------  -----------  -----------  ----------------

LOSS FROM OPERATIONS                        (675)          --       (1,915)          --            (3,650)

OTHER EXPENSE:
  Interest expense                           (93)          --         (181)          --              (261)
                                       -----------  -----------  -----------  -----------  ----------------
LOSS BEFORE INCOME TAXES                    (768)          --       (2,096)          --            (3,911)

CURRENT INCOME TAXES                          --           --           --           --                --

DEFERRED INCOME TAXES                         --           --           --           --                --
                                       -----------  -----------   ---------  -----------  ----------------
NET LOSS                               $    (768)   $      --    $  (2,096)   $      --    $       (3,911)
                                       -----------  -----------  -----------  -----------  ----------------
LOSS PER SHARE                         $    (.00)   $      --    $    (.00)   $      --    $         (.00)
                                       -----------  -----------  -----------  -----------  ----------------


The accompanying notes are an integral part of these unaudited condensed financial statements

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                                 [Unaudited]



                                                                     From
                                             For the Nine        Inception on
                                             Months Ended        November 19,
                                             September 30,       1997 through
                                        ----------------------   September 30,
                                           2000        1999          2000
                                        ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                              $  (2,096)  $      -    $      (3,911)
  Adjustments to reconcile net
   loss to net cash used by
   operating activities:
    Stock issued for services rendered         -           -            1,100
    Changes is assets and liabilities:
      Increase in interest payable -
       related party                          181          -              261
                                        ----------  ----------  --------------
           Net Cash (Used) by
            Operating Activities           (1,915)         -           (2,550)
                                        ----------  ----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:          -           -               -
                                        ----------  ----------  --------------
           Net Cash (Used) by
            Investing Activities               -           -               -
                                        ----------  ----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase in notes payable - related
  party                                     3,000          -            3,635
                                        ----------  ----------  --------------
           Net Cash Provided by
            Financing Activities            3,000          -            3,635
                                        ----------  ----------  --------------
NET INCREASE IN CASH                        1,085          -            1,085

CASH AT BEGINNING OF THE PERIOD                -           -              -
                                        ----------  ----------  --------------
CASH AT END OF THE PERIOD               $   1,085   $      -    $       1,085
                                        ----------  ----------  --------------





                               [Continued]

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                     CONDENSED STATEMENTS OF CASH FLOWS

                               [Unaudited]

                               [Continued]



                                                                     From
                                             For the Nine        Inception on
                                             Months Ended        November 19,
                                             September 30,       1997 through
                                        ----------------------   September 30,
                                           2000        1999          2000
                                        ----------  ----------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid during the period for:
   Interest                             $      -    $      -    $         -
   Income taxes                         $      -    $      -    $         -


SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the nine months ended September 30, 2000:
     None

    For the nine months ended September 30, 1999:
     None























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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and 1999 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133.),", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

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

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2000 and December 31, 1999.

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

The Company has available at September 30, 2000, unused operating loss carryforwards of approximately $3,000 which may be applied against future taxable income and which expire in various years from 2018 through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,100 and $600 as of September 30, 2000 and December 31, 1999, respectively, with an offsetting valuation allowance of the same amount resulting in a change in the valuation allowance of approximately $500 during the nine months ended September 30, 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

Management Compensation - As of September 30, 2000, the Company has not paid any compensation to any officer/director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use her office as a mailing address, as needed, at no expense to the Company.

Notes Payable - As of September 30, 2000, an officer/shareholder of the Company has advanced $3,715 to the Company. This amount is made up of two notes, one for $1,715 and the other for $2,000. These notes are payable upon demand and accrue interest at 10% per annum. Accrued interest amounted to $181 at September 30, 2000.

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

NOTE 6 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                            For the Three             For the Nine         From Inception
                                            Months Ended              Months Ended         on November 19,
                                            September 30,             September 30,         1997 Through
                                       ------------------------  ------------------------   September 30,
                                          2000         1999         2000         1999            2000
                                       -----------  -----------  -----------  -----------  ----------------
   Loss from continuing operations
   available to common shareholders
    (numerator)                        $   (1,195)  $      -     $   (1,328)  $      -     $        (3,143)
                                       -----------  -----------  -----------  -----------  ----------------

   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                        1,100,000    1,100,000    1,100,000    1,100,000         1,100,000
                                       -----------  -----------  -----------  -----------  ----------------


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





                                   -8-

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

    ********************************************************************
              Nine Month Periods Ended September 30, 2000 and 1999,
             Three Month Periods Ended September 30, 2000 and 1999
     and from Inception on November 19, 1997 through September 30, 2000
    ********************************************************************


Results of Operations
---------------------

     The Company had no revenue from continuing operations for the nine month periods ended September 30, 2000 and 1999, for the three month periods ended June 30, 2000 and 1999 or from inception on November 19, 1997 through September 30, 2000.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,915 for the nine month period ended September 30, 2000, $0 for the nine month period ended September 30, 1999, $675 for the three month period ended September 30, 2000, $0 for the three month period ended September 30, 1999 and $3,650 from inception on November 19, 1997 through September 30, 2000.

     Interest expense for the nine month periods ended September 30, 2000 and 1999, the three month periods ended September 30, 2000 and 1999 and from inception on November 19, 1997 through September 30, 2000 was $181, $0, $93, $0 and $261 respectively. The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable, one for $1,715 and the other for $2,000. These notes are payable upon demand and accrue interest at 10% per annum. Interest was accrued on the two notes payable in the principal amount of $181 at September 30, 2000.

     As a result of the foregoing factors, the Company realized a net loss of $2,096 for the nine month period ended September 30, 2000, $0 for the nine month period ended September 30, 1999, $768 for the three month period ended September 30, 2000, $0 for the three month period ended September 30, 1999 and $3,911 from inception on November 19, 1997 through September 30, 2000.


Liquidity and Capital Resources
-------------------------------

     The Company remains in the development stage and, since inception, has had no revenues. At September 30, 2000, the Company had working capital of ($2,811) and cash in the amount of $1,085. All cash held by the Company to date has come from two notes payable to the Company's president, Tammy Gehring. The first note payable is for $1,715 and the second note payable is for $2,000. These notes are payable upon demand and accrue interest at 10% per annum and were executed to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934 and general administrative expenses.

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

                                   TEQ - 1 Corporation


                                     /s/ Tammy Gehring
                                   -----------------------------------
Date: November 10, 2000            By: Tammy Gehring, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                             ---------------------



SEC Ref   Page
No.       No.            Description
-------   ----           -----------

Ex-3(i)     **           Articles of Incorporation of the Company, filed
                         with the State of Nevada on November 19, 1997.

Ex-3(ii)    **           Bylaws of the Company.

Ex-10(i)    ***          Promissory Note dated February 1, 2000 executed
                         by the Company.

Ex-10(ii)   ***          Promissory Note dated June 1, 2000 executed by
                         the Company.

Ex-27       *            Financial Data Schedule for the nine month
                         period ended September 30, 2000.



*** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed by the Company with the Securities and Exchange Commission on August 11, 2000.

** The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on May 9, 2000.

* The Financial Data Schedule is presented only in the electronic filing with the Securities and Exchange Commission.