Form 10KSB
period 2000-12-31
TEQ 1 CORP
filed 2001-03-30
CIK 1111865

                  U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2000

     [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________.

Commission File Number: 000-30577

                              TEQ - 1 Corporation
              -------------------------------------------------
               (Name of Small Business Issuer in Its Charter)

              Nevada                                  87-0569747
             --------                                ------------
  (State or Other Jurisdiction of                  (I.R.S. Employer
   Incorporation or Organization)                 Identification No.)

                8542 South Coachman Way, West Jordan, Utah 84088
           ---------------------------------------------------------
             (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number: (801) 280-6984
                                             ----------------

            3434 East 7800 South, #237, Salt Lake City, Utah 84121
           ---------------------------------------------------------
         (Address of Previous Principal Executive Offices and Zip Code)

Securities to be registered under Section 12(b) of the Act:

Title of each class to be so registered: Not Applicable

Name of each exchange on which each class is to be registered: Not Applicable

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, Par Value $0.001
                             (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   [X] Yes    [ ] No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2000 were $0.00.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 15, 2001, was $0.00.

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of March 15, 2001, was 1,100,000 shares.

                                                  Total Number of Pages: 34
                                   Index to Exhibits is Located on Page: 34

                                TABLE OF CONTENTS
                               -------------------


                                      PART I

Item Number and Caption                                                  Page
-----------------------                                                  ----

ITEM 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.  DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . . 14

ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . . 15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . 15


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . . 15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS . . . 16

ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 18

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . 29


                                     PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. . . . . . . . 29

ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . 30

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 31

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 32

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 32


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 33

         INDEX TO EXHIBITS. .  . . . . . . . . . . . . . . . . . . . . . 34

                                   PART I

-----------------------------------------------------------------------------
ITEM 1.   DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

     Various forward-looking statements have been made in this Form 10-KSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-KSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future services, possible cancellations of orders, the success of competitive services, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-KSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

     Forward-looking statements generally refer to future plans and performance, and are identified by the words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or the negative thereof and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements.


BACKGROUND

     TEQ - 1 Corporation ("TEQ-1" or the "Company") was incorporated under the laws of the State of Nevada on November 19, 1997. Until December 2000, the Company's activities were limited primarily to its organization, obtaining capitalization and the process of becoming a reporting company under the Securities Exchange Act of 1934.

     In December of 2000, the Company focused its efforts on the business plan of providing electronic filing services. The Company seeks to provide electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the
U. S. Securities and Exchange Commission ("SEC" or "Commission") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR").

     EDGAR performs automated collection, validation, indexing, acceptance, and forwarding of submissions by companies and others that are required by law to file forms with the SEC. Its primary purpose is to increase the efficiency and fairness of the securities market for the benefit of investors, corporations, and the economy by accelerating the receipt, acceptance, dissemination, and analysis of time-sensitive corporate information filed with the SEC.


GENERAL

     There are currently approximately 10,000 public companies whose securities are quoted and traded on either a national securities exchange, such as the American or New York Stock Exchange, or on electronic exchanges such as the National Association of Securities Dealers ("NASD") Automated Quotation System ("NASDAQ") and the NASD Over-the-Counter ("OTC") Bulletin Board ("BB"). At a minimum, each public company must file, through the SEC's EDGAR system, an annual report on Form 10-K or Form 10-KSB and three quarterly reports on Form 10-Q or Form 10-QSB. Most companies make substantially more filings because of registration statements, reorganizations, mergers and acquisitions, name changes, material events effecting the companies and a variety of other reasons required by law. In addition, officers and directors of the companies as well as large and/or influential shareholders must make filings on changes in their status with the companies. Literally hundreds of thousands of filings are made annually with the SEC and the number continues to grow as companies become new members to the securities markets.

     The Company seeks to capture a portion of the electronic filings made by participants in this market by providing exceptional service at a price that is at least 20% lower than the average prices the Company has found to be charged by its competitors. Some of the services that the Company will provide are: (i) filing for EDGAR Access Codes, (ii) conversion of documents to an EDGAR acceptable format, (iii) client approval of the document to be filed with the SEC, and (iv) electronic filing or transmission of the document with the SEC.

     The Company seeks to provide EDGAR filing services primarily to public corporations and individuals by marketing its services to these groups directly or through legal and accounting firms.

HISTORY OF EDGAR (Electronic Data Gathering, Analysis, and Retrieval)

     The SEC began developing an electronic disclosure system in 1983.
By the fall of 1984, a pilot system was opened for volunteers filing with both the Division of Corporation Finance and the Division of Investment Management. On July 15, 1992, the operational EDGAR system was made available to those filers, still on a voluntary basis. On February 23, 1993, the Commission issued four releases adopting rules, on an interim basis, that required filers to file electronically, by direct transmission, diskette, or magnetic tape, most documents processed by the Divisions of Corporation Finance and Investment Management. The following releases also contained phase-in schedules to bring filers onto the EDGAR system, a process that began on April 26, 1993:

-- Release No. 33-6977 (explaining the EDGAR system generally and setting forth rules and procedures that apply to electronic submissions processed by the Division of Corporation Finance and in some cases, to those processed by the Division of Investment Management)

-- Release No. IC-19284 (adopting rules specific to electronic submissions made by investment companies under the Investment Company Act of 1940 and institutional investment managers under Section 13(f) of the Exchange Act).

-- Release No. 35-25746 (adopting rules specific to electronic submissions made by public utility holding companies and their subsidiaries under the Public Utility Holding Company Act of 1935).

-- Release No. 33-6980 (relating to the payment of filing fees, by both paper and electronic filers, to the Commission's lockbox depository at Mellon Bank in Pittsburgh, Pennsylvania, under Rule 3a of the Rules Relating to Informal and Other Procedures).

     After completing the phase-in of a statutorily mandated significant test group in December 1993, the Commission refrained from further phase-in of EDGAR filers while the staff evaluated EDGAR's performance during a six-month test period, which ran from January 1, 1994 to June 30, 1994. The evaluation resulted in a positive assessment of the EDGAR system, based on data gathered from within the Commission as well as from the filers and other members of the public. Consequently, the staff recommended that the Commission proceed with full implementation of mandated electronic filing.

     Since that time, the Commission has issued a number of releases updating and making technical and other changes to the EDGAR filing requirements:

-- On December 19, 1994, the Commission issued Release No. 33-7122, which made the EDGAR interim rules final and applicable to all domestic registrants and third parties filing with respect to those registrants. Phase-in recommenced on January 30, 1995 and proceeded as set forth in a revised phase-in schedule. The Commission also adopted minor amendments to the electronic filing rules to reflect the staff's experience with the rules since mandated filing began in 1993.

-- On July 1, 1997, the Commission adopted a number of minor and technical amendments to its rules governing electronic filing, including the elimination of the transition rules applicable to the phase-in period. See Release No. 33-7427. These amendments were effective August 7, 1997.

-- On October 24, 1997, the Commission adopted Rule 14 of Regulation S-T. See Release No. 33-7472 (effective January 1, 1998). This rule provides that the Commission will not accept paper format filings required to be submitted electronically, absent a hardship exemption.

-- On January 12, 1999, the Commission adopted a rule requiring Form 13F reports to be filed in electronic format. See Release No. 34-40934. Filers must submit Forms 13F electronically, unless a hardship exemption is available. (Filers may no longer submit their Form 13F reports on Form 13F-E.)

-- On April 15, 1999, the Commission adopted a rule requiring Form N-8F and applications for de-registration under Investment Company Act Rule 0-2 to be filed in electronic format. See Release No. IC-23786.

-- On May 17, 1999, the Commission issued Release No. 33-7684 adopting new rules and amendments to existing rules and forms in connection with the first stage of EDGAR modernization. On June 28, 1999, the Commission began accepting live filings submitted to EDGAR in HyperText Markup Language (HTML) as well as documents submitted in American Standard Code for Information Interchange (ASCII) format. The Commission gave filers the option of accompanying their required filings with unofficial copies in Portable Document Format (PDF).

     On April 24, 2000, the Commission issued Release No. 337855 adopting amendments to existing rules and forms to reflect changes in filing requirements that result from the implementation of the next stage of EDGAR modernization (EDGAR Release 7.0). On May 30, 2000, the Commission began accepting HTML documents with graphic and image files and with expanded use of hyperlinks. Filers who choose to use HTML may hyperlink to other documents within the same filing (i.e., exhibits) or to documents contained in other official filings in the EDGAR database on the public web-site at www.sec.gov. Also, on May 30, 2000, EDGAR began accepting filings via the Internet. The release removes the requirement for filers to submit Financial Data Schedules, effective January 1, 2001. It also removed diskettes as an available means of transmitting filings to the EDGAR system, effective July 10, 2000.

     Not all documents filed with the Commission by public companies are available on EDGAR. Companies were phased in to EDGAR filing over a three-year period, ending May 6, 1996. As of that date, all public domestic companies were required to make their filings on EDGAR, except for filings made in paper because of a hardship exemption. Third-party filings with respect to these companies, such as tender offers and Schedules 13D, are also filed on EDGAR. However, some documents are not yet permitted to be filed electronically, and consequently will not be available on EDGAR. Other documents may be filed on EDGAR voluntarily, and consequently may or may not be available on EDGAR.


DISTRIBUTION METHODS; MARKETING

     To date, the Company has achieved a base of approximately five clients through word-of-mouth. The Company expects that it will achieve additional customers in the future through word-of-mouth, although there are no assurances to that affect.

     The Company intends to implement a regular campaign of direct mail to a database of publicly held companies as well as legal and accounting firms specializing in securities practices. Additionally, the Company intends to develop a web-site on the Internet and engage in a regular campaign of e-mail marketing.

     Initially, the Company expects to target smaller public companies that are not large enough to require a full-time or even part-time employee to handle their filings and who would thereby benefit from outsourcing such services to the Company. As the Company grows, hires additional personnel and can benefit from certain economies of scale, it will seek to target larger companies for the purposes of replacing their in-house staff.

     Because of the nature of the Company's business and the improvements in technology, the Company does not foresee geographical barriers to the Company's market. Most of the Company's business can be managed by mail, fax or e-mail and does not require much travel.

     The Company does not believe that it will be affected by seasonal factors. However, many companies file reports on a calendar year end basis. As a result, the Company expects that a greater percentage of its business will occur around the deadlines set forth by the SEC for companies filing on a calendar year end basis. Such deadlines are forty-five days after the end of each quarter, and 90 days after a Company's year end.


COMPETITION

     Many filers/issuer(s) file disclosure reports, prospectuses, registration statements, and other documents with the SEC in-house without utilizing the services of an outside EDGAR filing agent. As a result, the Company competes in this segment of the market by offering savings in cost, time and logistics to such companies.

     Other filers utilize the services of law firms or outside EDGAR filing agents who provide services similar to the Company's. The Company competes in this segment of the market by providing exceptional service, fast turnaround and by offering, what it believes to be, one of the lowest pricing structures in the industry.

     A majority of the Company's competition comes from law firms and outside EDGAR filing agents which have substantially greater experience, financial and other resources than the Company. Additionally, there is no assurance that the Company will be able to respond favorably to competitive pressures.

     The Company may also face additional competition in the future as new technologies increase the ease at which filings can be made, thereby making it more difficult for the Company to achieve cost savings and other benefits for existing clients and potential customers.

     The barriers to entry into the Company's industry are very low and can result in continued competitive pressures, thereby having a potentially adverse effect on the Company's financial performance.

PRICING, SERVICES, AND DELIVERY

     TEQ - 1 Corporation offers EDGAR services utilizing the traditional ASCII filing format. The Company's turnaround time for ASCII based files is expected to be 36 hours for digital documents and 72 hours for hard copy or hand keyed documents. The Company plans to offer the new HTML filing format and the PDF file support beginning in the second or third quarter of 2001.

     The Company's services include creating a new client account with the Company, making a client's SEC required filings "EDGAR-ready", obtaining client approval of filing documents, editing client changes, transmitting filing documents utilizing the EDGAR system and forwarding final filing documents and SEC notifications of acceptance to clients.

     To make a client's filing "EDGAR-ready", the Company converts documents that have been prepared by clients into ASCII, HTML or PDF formats. Additionally, the Company inserts required information, such as submission header and document data. The documents are then run through computer based validation programs to check certain required information.

     Upon client approval of a final draft, complete with required information, the Company will "Test" file the document. Upon written authorization from client, the document will be filed "Live" with the SEC.
The Company requires that written authorizations are provided to the Company at least two hours before the document is to be filed/transmitted Live with the SEC. Shortly after a document is filed/transmitted, the SEC confirms the acceptance of the document via email. This confirmation is sent directly to the Company who then forwards such confirmation to its clients, by e-mail, fax or otherwise.

     Most documents are delivered to the Company from clients either by e-mail or computer disk. For additional charges, the Company will also provide typing and data entry services for documents delivered to it in paper format. However, the Company does not provide any form of legal or accounting advice or editing services beyond corrections explicitly requested by its client.

     The Company currently charge fees based upon the number of pages being filed, the number of tables in a document, the deadlines imposed by the filer and the amount of editing required.

     Upon confirmation and delivery of the SEC's acceptance of the client's filing, the Company bills its clients and records the fees as revenues. An invoice is generated to the client and payment is due within 30 days or the Company begins charging interest on the outstanding balance at the rate of 1.5% per month. Because the Company is in the development stage, it has not experienced any bad debts. However, the Company expects to apply a bad debt expense charge of 5% against revenues, which it believes is in line with industry standards.

     As of the filing date of his report, which was subsequent to the Company's calendar year ending December 31, 2000, the Company had five
clients.   While there are no assurances, the Company expects that as it grows and obtains additional clients during calendar year 2001, no single client will represent greater than 10% of the Company's total revenue.

ADMINISTRATIVE SYSTEMS

     The Company is currently operating from the home of its president who provides office space, utilities and computer access. Through the calendar year ending December 31, 2000, the Company was not charged for these expenses. Beginning January 2001, the Company may be charged a base rent of approximately $100 per month. Further, the Company may be charged a base utilities/miscellaneous expense of $100 per month. Management believes that all rental and utility/miscellaneous expense amounts will be accrued until such time the Company has sufficient net income to pay for the expenses on a monthly basis. These services would likely cost approximately between $100- $200 per month from independent parties.

     Utility/miscellaneous expense include but do not limit to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company.

     The nature of the Company's business also allows it to keep operating costs low. Currently, the Company spends less then a $100 per month for office supplies, postage, marketing and other items necessary to allow it to operate on a limited basis. The Company will need to allocate additional resources to implement its marketing plan and to acquire software to support the attachment of graphical files such as Portable Document Format ("PDF") files.

     At the present time, the Company's operating and accounting systems are maintained by the Company's president, using off-the-shelf software programs. While there are no assurances, the Company may utilize the services of outside accounting and bookkeeping firms as it grows.

     The Company utilizes a local Internet Service Provider ("ISP") for dial-up Internet access. The Company believes its current provider has adequate facilities for the Company's needs in the foreseeable future. Nevertheless, the Company may, from time to time, experience periods of inaccessibility due to technical problems experienced by its ISP.

     The Company does not currently maintain any worker's compensation, general office or liability insurance although it expects to acquire such insurance as it generates additional and adequate financial resources to allocate to such costs through operating revenues or from the sale of the Company's securities.


EMPLOYEES

     The Company currently has only one individual who is serving as its officer/director/employee on a part time basis. The Company will be heavily dependent upon her skills, talents, and abilities to implement its business plan, and may, from time to time, find that the inability of this person to devote full time attention to the business of the Company may result in a delay in progress toward implementing its business plan. As a result, the actual time, which she will devote to the Company's affairs, is unknown and is likely to vary substantially from month to month. Also see Item 9 - Directors, Executive Officers, Promoters and Control Persons.

     Management of the Company expects to utilize the services of outside consultants, attorneys, and accountants as necessary. The Company expects to only attempt to employ additional personnel if it is able to generate revenues or obtain additional financing. The need for additional personnel and their availability will be determined on an as needed basis. As the Company grows, it will seek to hire additional personnel in the areas of formatting and transmitting documents, bookkeeping, sales and marketing and technology services. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

     The economic environment in which the Company operates is strong and has a very tight labor force. While most of the population is well educated, there are no assurances that the Company will be able to hire additional quality personnel and if so, be able to hire on terms favorable to the Company.

     During the calendar year ending December 31, 2000, the Company's only employee did not receive any type of compensation. Beginning January 2001, the Company anticipates that it may pay or accrue a salary for this employee on a monthly basis. The Company does not currently offer any retirement, pension, profit sharing, stock option or insurance programs or other similar programs. However, as the Company grows and hires additional personnel, it will seek to add additional employee benefits including an insurance plan, retirement plan, bonus and/or stock option plans.

     The Company's employees are not part of any collective bargaining arrangements, and the Company's relationship with its employees is good.

     Certain of the officers and directors of the Company may be directors and/or principal shareholders of other companies and, therefore, could face conflicts of interest. In addition, officers and directors of the Company may in the future participate in business ventures, which could be deemed to compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future in the event the Company's officers or directors are involved in the management of any firm with which the Company transacts business.

     The Company does not currently provide its employees with any benefits such as health insurance, bonuses, vacation pay, overtime pay or retirement plans. As the Company grows, it will reassess the need and its desire to offer such benefits.

     The Company has no "key person" life insurance coverage on the life of its officers and directors, and has no present intention to purchase such coverage, due to its prohibitive cost.


NEED FOR FUTURE CAPITAL

     Because the Company is operating with limited capital and resources, its long-term success may therefore depend upon its ability to raise additional capital. Currently, the Company is able to minimize expenses and believes it has adequate cash to remain operating on a limited basis through the remainder of the calendar year 2001, if it is able to accrue salaries.

     However, the Company may need additional capital for marketing, payroll and software purchases as it grows which may be beyond resources generated by revenues. The Company has not investigated the availability, source, or terms for additional capital and will not do so until it determines such a need. Additionally, there is no assurance that funds will be available from any source or, if available, obtainable on terms acceptable to the Company. If not available, the Company's operations will be limited to those that can be financed with its limited capital.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash. Such issuances could have a potentially dilutive effect on the ownership of the Company's shareholders.


RISK FACTORS

     The Company is also subject to a number of risks, which are inherent to development stage companies. Additionally, the Company is also subject to general industry risks. Besides those that have already been discussed herein, the Company is subject to the following risks:

--   EARLY DEVELOPMENT STAGE COMPANY; NO EARNINGS HISTORY.  The Company just recently changed to its current business and is considered in its promotional and embryonic development stages. Until recently, the Company has never had revenues and there are no material financial results upon which investors might base an assessment of its potential. Management of the Company may provide forward-looking financial information. Such information should be viewed as highly speculative. The forward-looking financial information is subject to change as management learns more about the market and the costs associated with carrying out its plans. Therefore, any forward-looking statements are not final and should not be relied upon in their entirety. As a result of the increase in operating expenses caused by a new business plan, operating results may be adversely affected if services do not increase sufficiently, whether due to increased competition or otherwise. There can be no assurance that the Company will be able to grow in the future.

--   GENERAL RISKS TO WHICH MOST NEW BUSINESSES ARE SUBJECTED.  The Company
is subject to all of the risks typically associated with start-up companies:
(i) lack of capital, (ii) lack of name recognition, (iii) high startup costs,
(iv) difficulties in generating clients and establishing revenue streams. Investments in start-up companies are highly speculative with a high probability of failure. In the event the Company fails to achieve its objectives, an investment in the Company's securities could result in a complete loss of investment.

--   RISKS ASSOCIATED WITH EXPANSION.  The Company will seek to develop and expand its operations. Expansion will place substantial strains on the Company's newly formed and as yet untested business plan, management, operational, accounting and information resources and systems. Successful management of growth will require the Company to first develop and then improve its financial controls, operating procedures, and management information systems, and to train, motivate and manage its employees. The Company's failure to manage early growth effectively would have a material adverse effect on its results of operations and its ability to execute its business plan.

--   CONTROL BY INSIDERS / PRINCIPAL SHAREHOLDERS.  A single shareholder of the Company beneficially owns a majority of the outstanding shares and will, consequently, be able to elect the Company's Board of Directors, thereby directing its affairs. The holders of a majority of the Company's issued and outstanding shares may, pursuant to Nevada corporate statutes, authorize or take corporate action without the notice, approval, consent or vote of the minority stockholders.

--   LACK OF PUBLIC TRADING MARKET.  While the Company anticipates eventually applying for a listing to have its stock trade on the NASD OTC Bulletin Board, there is presently no public trading market for the shares and no assurance can be given that any public and/or active trading market will develop or be sustained in the future. In the event a market does develop, the market price for the Company's stock may be volatile and subject to fluctuations resulting from news announcements concerning the Company, quarterly operating results, analyst recommendations, general securities market conditions, and other factors. The stock market in general, and the market for shares of small capitalization stocks in particular, have experienced significant price and volume fluctuations that often have been unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the market price of the Company's common stock and may not be indicative of future market prices of the stock.

--   PENNY STOCK REGULATIONS.  Investors should note the existence of Rule
15(c)2-6 (the "Rule") promulgated under the Exchange Act, setting forth sales practice requirements for certain securities. The Rule imposes certain additional requirements on sales practices utilized by broker-dealers, which may sell the Company's securities to persons other than established customers and "accredited investors." For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

     For transactions covered by the Rule, the broker must make the special "suitability determinations" for the proposed purchaser, and a written agreement to the transaction must be furnished by the purchaser to the broker prior to the sale. In the event that a trading market should develop for the Company's securities, the Rule may have the effect of hampering the ability of investors to resell their shares in such market.

     In addition, the Securities and Exchange Commission has adopted a number of rules to regulate broker-dealer practices in connection with transactions in "penny stocks." Such rules include Rules 3a51-1, 15g-1, 5g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). The 'penny stock rules' require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. The foregoing disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If a trading market should develop in the Company's securities and should the Shares become subject to the penny stock rules, investors in the offering may find it difficult to sell their shares.

     Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Management of the Company is aware of the abuses that have occurred historically in the penny stock market. Although the Company does not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to the Company's securities.

RULE 144 SALES

     Shares of the Company's common stock that are held by officers, directors, and any stockholder owning greater than 10% of the total issued and outstanding shares are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.


-----------------------------------------------------------------------------
ITEM 2.   DESCRIPTION OF PROPERTY
-----------------------------------------------------------------------------

     The Company has no real estate property. The Company currently maintains operations from the home of its president, Tammy Gehring, located at 8542 South Coachman Way, West Jordan, Utah 84088. Through the calendar year ending December 31, 2000, the Company was not charged rent. Beginning January 2001, the Company plans to be charged a base rent of approximately $100 per month. All rental amounts shall accrue until such time the Company has sufficient net income to pay for the expense on a monthly basis.

     The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an adequate supply of office space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather then purchase such property in order to allocate its resources specifically to its operations.

     The Company does not have any additional facilities. Further, there are no arrangements for the improvement or development of the properties currently being utilized by the Company.

     Management of the Company does not currently have policies regarding the acquisition or sale of assets primarily for possible capital gain or primarily for income. The Company does not presently hold any long term investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

-----------------------------------------------------------------------------
ITEM 3.   LEGAL PROCEEDINGS
-----------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company has been threatened.


-----------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------------

     No matters were submitted to vote of the Company's security holders during the Company's most recent calendar year ending December 31, 2000.



                                 PART II

-----------------------------------------------------------------------------
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

     No public trading market currently exists for the Company's securities. The Company has no outstanding options or warrants to purchase, or securities convertible into, common equity.

     Since its inception, no dividends have been paid on the Company's common stock. The Company intends to retain any earning for use in its business activities, so it is not expected that any dividends on the common stock will be declared and paid in the foreseeable future.

     There were twelve (12) holders of record of the Company's common stock on December 31, 2000.

-----------------------------------------------------------------------------
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF
          OPERATIONS
-----------------------------------------------------------------------------

               CALENDAR YEARS ENDED DECEMBER 31, 2000 AND 1999
      AND FROM INCEPTION ON NOVEMBER 19, 1997 THROUGH DECEMBER 31, 2000
                                   (AUDITED)

RESULTS OF OPERATIONS

     The Company had $334 in revenues for the calendar year ended December 31, 2000, $0 revenues for the calendar year ended December 31, 1999 and $334 in revenues from inception on November 19, 1997 through December 31, 2000. The Company incurred $2,375 in net operating losses for the calendar year ended December 31, 2000 as compared to $257 in net operating losses for the calendar year ended December 31, 1999 and $4,190 from inception on November 19, 1997 through December 31, 2000.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each period was $0.00 per share.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $2,435 for the calendar year ended December 31, 2000, $210 for the calendar year ended December 31, 1999 and $4,170 from inception on November 19, 1997 through December 31, 2000.

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on November 19, 1997 through December 31, 2000 was $274, $47, and $354 respectively. The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable, one for $1,715 and the other for $2,000. These notes are payable upon demand and accrue interest at 10% per annum. Interest was accrued on the two notes payable in the principal amount of $354 at December 31, 2000.

     As a result of the foregoing factors, the Company realized a net loss of $2,375 for the calendar year ended December 31, 2000, $257 for the calendar year ended December 31, 1999 and $4,190 from inception on November 19, 1997 through December 31, 2000.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.

PLAN OF OPERATIONS

     The Company remains in the development stage and, since inception, has had no revenues. At December 31, 2000, the Company had a working capital of
($3,090) and cash in the amount of $565.   All cash held by the Company at
December 31, 2000 had come from two notes payable to the Company's president, Tammy Gehring. The first note payable is for $1,715 and the second note payable is for $2,000. These notes are unsecured, payable upon demand and accrue interest at 10% per annum and were executed to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934 and general administrative expenses.

     Recently, the Company turned to its new business plan of providing electronic filing services. The Company will provide electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR").

     During the calendar year ending December 31, 2000, the Company's only employee did not receive any type of compensation. Beginning January 2001, the Company anticipates that it may pay or accrue a salary for this employee on a monthly basis. Management believes that all salaries will most likely be accrued until such time the Company has sufficient net income to pay for the salaries.

     The Company is currently spending approximately $100 each month on general operating expenses including but not limiting to office supplies, postage and marketing. Management intends to keep costs to a minimum until such time in its discretion it believes expansion would be reasonable. Also see section titled "ADMINISTRATIVE SYSTEMS" above.

     The Company may attempt to employ additional personnel if it is able to generate sufficient revenues. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. If and when the Company is successful in achieving a positive cash flow, it is likely that the Company will consider expanding, which will also increase costs.

     Management expects that the Company will continue generating small amounts revenue during the first two calendar quarters of 2001 from the Company's current clients. As the Company attracts more clientele, revenues are expected to increase.

     Management believes that the Company does not have sufficient cash to meet its anticipated needs through the calendar year ending 2001. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     Further, the Company believes that by positioning itself as a publicly traded and listed entity, it will secure a more appealing position in the view of the investing public because of the theoretical increase in the liquidity of an investment in the Company's securities. Additionally, management believes that should the Company need additional capitalization, it would most likely obtain capital from investors through private placements of the Company's equity securities. Notwithstanding such an evaluation, the Company is not presently aware of any specific interest from potential investors, nor is management certain that such capital will be available or that the Company will in fact be successful in securing additional capital. If or when the Company can establish a positive cash flow for a period of time and therefore can demonstrate to potential private investors that it can generate profits, then this factor, combined with a publicly traded and listed status, is expected to be utilized to market the Company as an attractive investment for private placement purposes. Management prefers to pursue such a strategy sometime during 2001. If the Company cannot succeed in implementing such a strategy, then its chances for growth are substantially undermined. Without additional capitalization the Company's ability to survive as a going concern is substantially confined.

-----------------------------------------------------------------------------
ITEM 7.   FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     Filed herewith are the Company's audited financial statements for the calendar years ended December 31, 2000 and 1999 and for the period from inception on November 19, 1997 through December 31, 2000.












                  [THIS AREA WAS INTENTIONALLY LEFT BLANK]

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                             FINANCIAL STATEMENTS

                              DECEMBER 31, 2000

                            TEQ - 1 CORPORATION
                        [A Development Stage Company]




                                  CONTENTS

                                                                   PAGE
                                                                  ------

   --Independent Auditors' Report                                    1


   --Balance Sheets, December 31, 2000                               2


   --Statements of Operations, for the years ended
     December 31, 2000 and 1999 and for the period
     from inception on November 19, 1997 through
     December 31, 2000                                               3

   --Statement of Stockholders' (Deficit), from inception
     on November 19, 1997 through December 31, 2000                  4


   --Statements of Cash Flows, for the years ended
     December 31, 2000 and 1999 and for the period
     from inception on November 19, 1997 through
     December 31, 2000                                               5


   --Notes to Financial Statements                               6 - 8

                        INDEPENDENT AUDITORS' REPORT



Board of Directors
TEQ-1 CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of TEQ-1 Corporation [a development stage company] at December 31, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on November 19, 1997 through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of TEQ-1 Corporation [a development stage company] as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 and for the period from inception on November 19, 1997 through December 31, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company had current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



PRITCHETT, SILER & HARDY, P.C.

February 14, 2001
Salt Lake City, Utah

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                               BALANCE SHEETS


                                    ASSETS



                                                           December 31,
                                                               2000
                                                           -------------
CURRENT ASSETS:
  Cash in bank                                              $       565
  Accounts receivable                                               334
                                                           -------------
     Total Current Assets                                           899
                                                           -------------
                                                            $       899
                                                           =============


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
  Note payable - related party                                    3,715
  Accrued interest payable - related party                  $       274
                                                           -------------
     Total Current Liabilities                              $     3,989
                                                           -------------
STOCKHOLDERS' (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                                 --
  Common stock, $.001 par value,
   20,000,000 shares authorized,
   1,100,000 shares issued and
   outstanding                                                    1,100
  Capital in excess of par value                                    --
  Deficit accumulated during the
   development stage                                             (4,190)
                                                           -------------
     Total Stockholders' (Deficit)                               (3,090)
                                                           -------------

                                                            $       899
                                                           =============



The accompanying notes are an integral part of this financial statement.

                             TEQ - 1 CORPORATION
                        [A Development Stage Company]

                           STATEMENTS OF OPERATIONS



                                            For the              From Inception
                                           Year Ended            on November 19,
                                          December 31,            1997 through
                                  ----------------------------    December 31,
                                      2000            1999            2000
                                  ------------    ------------    ------------
REVENUE                           $       334     $       --      $       334

EXPENSES:
   General and Administrative           2,435             210           4,170
                                  ------------    ------------    ------------


LOSS BEFORE OTHER
 EXPENSES                              (2,101)           (210)         (3,836)

OTHER (EXPENSES):
   Interest expense                      (274)            (47)           (354)
                                  ------------    ------------    ------------

LOSS BEFORE INCOME TAXES               (2,375)           (257)         (4,190)

CURRENT TAX EXPENSE                       --              --              --

DEFERRED TAX EXPENSE                      --              --              --
                                  ------------    ------------    ------------


NET LOSS                          $    (2,375)    $      (257)    $    (4,190)
                                  ============    ============    ============

LOSS PER COMMON SHARE             $     (0.00)    $     (0.00)    $     (0.00)
                                  ============    ============    ============



The accompanying notes are an integral part of these financial statements.

                               TEQ-1 CORPORATION
                         [A Development Stage Company]
                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                FROM THE DATE OF INCEPTION ON NOVEMBER 19, 1997

                           THROUGH DECEMBER 31, 2000

                                                                                                  Deficit
                                                                                                Accumulated
                                   Preferred Stock             Common Stock         Capital in  During the
                              ------------------------- -------------------------   Excess of   Development
                                 Shares       Amount       Shares       Amount      Par Value      Stage
                              ------------ ------------ ------------ ------------  -----------  -----------
BALANCE, November 19,
 1997                                  -   $        -            -   $        -    $       -    $       -

Issuance of 1,100,000
 shares common stock for
 services at $.001 per share,
 November 19, 1997                     -            -     1,100,000        1,100           -            -

Net loss for the period ended
 Decmeber 31, 1997                     -            -            -            -            -        (1,383)
                              ------------ ------------ ------------ ------------  -----------  -----------
BALANCE, December 31,
 1997                                  -            -     1,100,000        1,100           -        (1,383)

Net loss for the year ended
 December 31, 1998                     -            -             -           -            -          (175)
                              ------------ ------------ ------------ ------------  -----------  -----------
BALANCE, December, 1998                -            -     1,100,000        1,100           -        (1,558)

Net loss for the year ended
 December 31, 1999                     -            -             -           -            -          (257)
                              ------------ ------------ ------------ ------------  -----------  -----------
BALANCE, December 31, 1999             -            -     1,100,000        1,100           -        (1,815)

Net loss for the year ended
 December 31, 2000                     -            -             -           -            -        (2,375)
                              ------------ ------------ ------------ ------------  -----------  -----------

BALANCE, December 31, 2000             -   $        -     1,100,000  $     1,100   $       -    $   (4,190)
                              ============ ============ ============ ============  ===========  ===========




The accompanying notes are an integral part of this financial statement.

                               TEQ-1 CORPORATION
                         [A Development Stage Company]
                           STATEMENTS OF CASH FLOWS

                                                                            From
                                                    For the Nine        Inception on
                                                    Months Ended        November 19,
                                                    September 30,       1997 through
                                               ----------------------   September 30,
                                                  2000        1999          2000
                                               ----------  ----------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $  (2,375)  $    (257)  $      (4,190)
  Adjustments to reconcile net loss to
   net cash used by operating activities:
    Stock issued for services                         -           -            1,100
    Changes is assets and liabilities:
      Accrued Interest - related party               274          47             354
      Accounts receivable                           (334)         -             (334)
                                               ----------  ----------  --------------
           Net Cash Provided (Used) by
            Operating Activities                  (2,435)       (210)         (3,070)
                                               ----------  ----------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:                 -           -               -
                                               ----------  ----------  --------------
           Net Cash Provided by Investing
            Activities                                -           -               -
                                               ----------  ----------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from loans payable - related party       3,000         210           3,635
                                               ----------  ----------  --------------
           Net Cash Provided by Financing
            Activities                             3,000          -            3,635
                                               ----------  ----------  --------------
NET INCREASE IN CASH                                 565          -              565

CASH AT BEGINNING OF PERIOD                           -           -              -
                                               ----------  ----------  --------------
CASH AT END OF PERIOD                          $     565   $      -    $         565
                                               ----------  ----------  --------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

  Cash paid during the period for:
   Interest                                    $      -    $      -    $         -
   Income taxes                                $      -    $      -    $         -

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
    For the year ended December 31, 2000:
       The Company refinanced a previous loan payable of $635 along with its related accrued interest of $80 into a new note payable.

    For the period from inception on November 19, 1997 through December 31,
     1999:
       In 1997 the Company issued 1,100,000 shares of common stock for services rendered, valued at $1,100.


The accompanying notes are an integral part of these financial statements.

                               TEQ-1 CORPORATION
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - TEQ-1 Corporation (the Company) was organized under the laws of the State of Nevada on November 19, 1997. The Company has recently changed its business plan. The primary plan of operations of the Company is providing electronic filing services for entities/individuals that need to electronically file reports, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - "Electronic Data Gathering Analysis and Retrieval" or "EDGAR". The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No.7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

  Revenue Recognition - The Company recognizes revenue at the time that services are rendered.

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


                               TEQ-1 CORPORATION
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - During November 19, 1997, in connection with its organization, the Company issued 1,100,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,100 (or $.001 per share).

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2000.

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

  The Company has available at December 31, 2000, unused operating loss carryforwards of approximately $4,200 which may be applied against future taxable income and which expire in various years from 2017 through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $1,400 and $600 as of December 31, 2000 and 1999, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $800 during 2000.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 31, 2000, and 1999, the Company did not pay any compensation to any officer/director of the Company.

  Office Space - During the years ended December 31, 2000 and 1999, the Company did not have a need to rent office space. An officer/shareholder of the Company allowed the Company to use her office as a mailing address, as needed, at no expense to the Company.

  Loan Payable - A loan payable of $635 at December 31, 1999, that an officer/shareholder of the Company advanced to the Company, has been refinanced into a new note payable with its accrued interest of $80. Interest was accrued at 10% per annum.

  Notes Payable - As of December 31, 2000, the Company has two notes payable due to an officer/shareholder of the Company. One note for $2,000 is due June 1, 2001. The other note, for $1,715, was due February 1, 2001 but was extended until February 1, 2002. Both notes accrue interest at 10% per annum. Accrued interest on the notes payable amounted to $274 at December 31, 2000.

                               TEQ-1 CORPORATION
                         [A Development Stage Company]

                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred losses since its inception and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                               For the            From Inception
                                              Year Ended          on November 19,
                                             December 31,          1997 Through
                                       ------------------------   September 30,
                                          2000         1999            2000
                                       -----------  -----------  ----------------
   Loss from continuing operations
   available to common shareholders
    (numerator)                        $   (2,375)  $     (257)  $        (4,190)
                                       -----------  -----------  ----------------

   Weighted average number of
   common shares outstanding used
   in loss per share for the period
   (denominator)                        1,100,000    1,100,000         1,100,000
                                       -----------  -----------  ----------------

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

                                    -8-

----------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------------------------

     Not Applicable.


                                 PART III

-----------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------------

     The directors and executive officers currently serving the Company are as follows:

NAME                AGE       POSITION HELD              SINCE
-----               ----      --------------             ------
Tammy Gehring       26        President, Secretary,      1997
                              Treasurer and Director

     The directors named above will serve until the next annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between the directors and officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers of the Company will devote such time to the Company's affairs on an "as needed" basis. As a result, the actual amount of time which they will devote to the Company's affairs is unknown and is likely to vary substantially from month to month.

     During the calendar year ending December 31, 2000, the sole officer and director of the Company and further the only employee of the Company did not receive any type of compensation for her respective services rendered to the Company. Beginning January 2001, the Company anticipates that it may pay or accrue a salary for this person on a monthly basis for services related to the electronic filings she prepares for the Company's clients and files through the SEC's electronic filing system, EDGAR. As of the date of filing this report, the Company has no funds available to pay officers or directors.


BIOGRAPHICAL INFORMATION

     Tammy Gehring, age 26, has been President, Secretary, Treasurer and Director of the Company since inception. Ms. Gehring is also employed as an executive assistant with a local consulting firm specializing in Mergers and Acquisitions, where she has been employed since June 1997. Through her employment there, Ms. Gehring has provided EDGAR filing services since September 1998.

     Prior to June 1997, Ms. Gehring was employed as an administrative assistant in the mergers and acquisitions department of another local financial consulting firm since February 1996. Previous to that, Ms. Gehring was an accounting and finance student at Salt Lake Community College.

     Ms. Gehring served as an officer and director of Flexweight Corporation from August 1996 through May 1998 and as an officer and director of Area Investment and Development Company from September 1997 through February 2001.


EXCLUSION OF LIABILITY

     The Nevada Corporation Act excludes personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of the Nevada Corporation Act, or any transaction from which a director receives an improper personal benefit.

     This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who beneficially own more than ten percent of a registered class of the Company's equity securities ("ten-percent stockholders") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc. Officers, directors and ten-percent stockholders also are required to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on its review of the copies of such forms furnished to it, the Company believes that all Section 16(a) reporting requirements were complied with, by the Company's offic ers and directors and ten-percent stockholders, during the calendar year ended December 31, 2000.


-----------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
-----------------------------------------------------------------------------

     No officer, director or employee has received any other compensation in the two year period prior to the filing of this report. Beginning January 2001, the Company anticipates that it may pay or accrue a salary for the Company's sole office/director/employee on a monthly basis for services related to the electronic filings she prepares for the Company's clients and files through the SEC's electronic filing system, EDGAR. As of the date of filing this report, the Company has no funds available to pay officers or directors. Also see Item 12 - Certain Relationships and Related Transactions.

-----------------------------------------------------------------------------
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

     The following table sets forth, as of the date of this Annual Report, the number of shares of Common Stock owned of record and beneficially owned by executive officers, directors and persons who hold 5.0% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.

TITLE OF    NAME AND ADDRESS OF             AMOUNT AND NATURE OF    PERCENT
CLASS       BENEFICIAL OWNER (1)            BENEFICIAL OWNER (1)    OF CLASS
--------    ----------------------------    --------------------    --------
Common      Tammy Gehring (2)                    1,000,000            90.9%
            8542 South Coachman Way
            West Jordan, Utah 84088

Common      Tyson Schiff                            69,000             7.3%
            1528 East St. Marks Court
            Salt Lake City, Utah  84124


Common      All directors and executive
            officers as a group
             (1 Person)                          1,000,000            90.9%

-------------------

(1) The number of shares beneficially owned by the entities or individuals above is determined under rules promulgated by the SEC and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days through the exercise of any stock option or other right. The inclusion herein of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares such power with his or her spouse) with respect to all shares of capital stock listed as owned by such person or entity.

(2)  Tammy Gehring is the sole officer and director of the Company.

-----------------------------------------------------------------------------
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------------------------

     Effective November 23, 1997, the Company issued to Tammy Gehring, its founding director, a total of 1,000,000 shares of common stock for services rendered in connection with the Company's formation and organization with a value of $1,000. Also effective November 23, 1997, the Company issued to Tyson Schiff a total of 100,000 shares of common stock for services rendered in connection with the Company's formation and organization with a value of $100.


NOTES PAYABLE

     The Company's president has advanced $3,715 to the Company through the date of this report. These notes payable are described as follows:

     On February 1, 2000, Tammy Gehring, the Company's president and director, loaned the Company $1,715 for a term of one year at the rate of 10% per annum for various administrative expenses. On February 1, 2001, Ms. Gehring extended the term of the note payable for an additional year. The note plus accrued interest is due in full on February 1, 2002 and is not secured by any of the Company's assets.

     On June 1, 2000, Ms. Gehring loaned the Company $2,000 for a term of one year at a rate of 10% per annum for working capital purposes. The note plus accrued interest is due in full on June 1, 2001 and is not secured by any of the Company's assets.


-----------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 34 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference.

(b) Reports on Form 8-K. No reports on Form 8-K have been filed during the last quarter of the period covered by this report.

-----------------------------------------------------------------------------
SIGNATURES
-----------------------------------------------------------------------------

     In accordance with Section 13 or 15(d) of the Exchange Act, this report has been signed below by the following persons on behalf by the undersigned thereunto duly authorized.

                                   TEQ - 1 CORPORATION


                                      /S/  TAMMY GEHRING
                                   ----------------------------------------
Date:   March 30, 2001             By: Tammy Gehring, President, Secretary
                                                       Treasurer, Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /S/  TAMMY GEHRING
                                   ----------------------------------------
Date:   March 30, 2001             By: Tammy Gehring, Director

                               INDEX TO EXHIBITS
                             ---------------------

SEC Ref   Page
No.       No.            Description
-------   ----           -----------
Ex-3(i)     *            Articles of Incorporation of the Company, filed
                         with the State of Nevada on November 19, 1997.

Ex-3(ii)    *            Bylaws of the Company.

Ex-10(i)    **           Promissory Note dated February 1, 2000 executed
                         by the Company.

Ex-10(ii)   **           Promissory Note dated June 1, 2000 executed by
                         the Company.


** The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed by the Company with the Securities and Exchange Commission on August 11, 2000.

* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on May 9, 2000.