Form 10QSB
period 2001-03-31
TEQ 1 CORP
filed 2001-05-14
CIK 1111865

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.
Separate

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


              8542 South Coachman Way, West Jordan, Utah 84088
        -------------------------------------------------------------
            (Address of Principal Executive Offices and Zip Code)

                  Issuer's telephone number:   (801) 280-6984
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of May 1, 2001, there were 1,100,000 shares of common stock issued and outstanding.

                                   Total of Sequentially Numbered Pages:   26
                                              Index to Exhibits on Page:   20

FORWARD-LOOKING STATEMENTS

     Various forward-looking statements have been made in this Form 10-QSB. Forward-looking statements may also be in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company, through its management, may make oral forward-looking statements.

     Forward-looking statements are only expectations, and involve known and unknown risks and uncertainties, which may cause actual results in future periods and other future events to differ materially from what is currently anticipated. Certain statements in this Form 10-QSB, including those relating to the Company's expected results, the accuracy of data relating to, and anticipated levels of, its future inventory and gross margins, its anticipated cash requirements and sources, are forward-looking statements. Such statements involve risks and uncertainties, which may cause results to differ materially from those set forth in these statements. Factors which may cause actual results in future periods to differ from its current expectations include, among other things, the continued availability of sufficient working capital, the availability of adequate sources of capital, the successful integration of new employees into existing operations, the continued desirability and customer acceptance of existing and future services, possible cancellations of orders, the success of competitive services, the success of the Company's programs to strengthen its operational and accounting controls and procedures. In addition to these factors, the economic and other factors identified in this Form 10-QSB, including but not limited to the risk factors discussed herein and in the Company's previously filed public documents could affect the forward-looking statements contained in herein and therein.

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

                                 FORM 10-QSB
                             TEQ - 1 CORPORATION


                              TABLE OF CONTENTS
                            ---------------------

                                                                       PAGE
                                                                      ------

                       PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS. . . . . . . . . . . . . . . . . . . . . . 4


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .14



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .17


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . .17


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .17


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .17


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .18


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .18


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                       PART I - FINANCIAL INFORMATION

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

















                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                   UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                MARCH 31, 2001

                              TEQ-1 CORPORATION
                        [A Development Stage Company]




                                  CONTENTS

                                                                   PAGE
                                                                   -----

-  Unaudited Condensed Balance Sheets, March 31,
     2001 and December 31, 2000                                    2


-  Unaudited Condensed Statements of Operations,
     for the three months ended March 31, 2001 and
        2000 and for the period from inception on November 19,
         1997 through March 31, 2001                               3

-  Unaudited Condensed Statements of Cash Flows,
     for the three months ended March 31, 2001 and
     2000 and for the period from inception on November 19,
           1997 through March 31, 2001                             4


-  Notes to Unaudited Condensed Financial Statements               5 - 8

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                          CONDENSED BALANCE SHEETS

                                [Unaudited]

                                  ASSETS



                                                                March 31,   December 31,
                                                                  2001         2000
                                                               ___________  ___________
CURRENT ASSETS:
     Cash in bank                                              $    1,080   $      565
     Accounts receivable                                              -            334
                                                               ___________  ___________
            Total Current Assets                                    1,080          899
                                                               ___________  ___________
                                                               $    1,080   $      899
                                                               ___________  ___________


                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
     Accounts payable                                          $    1,100   $      -
     Accrued expenses - related party                               3,967          274
     Notes payable - related party                                  3,715        3,715
                                                               ___________  ___________
            Total Current Liabilities                               8,782        3,989
                                                               ___________  ___________

STOCKHOLDERS' (DEFICIT):
     Preferred stock $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                    -            -
     Common stock, $.001 par value, 20,000,000
      shares authorized, 1,100,000 shares issued
      and outstanding                                               1,100        1,100
      Capital in excess of par value                                  -            -
      Deficit accumulated during the development stage             (8,802)      (4,190)
                                                               ___________  ___________
           Total Stockholders' (Deficit)                           (7,702)      (3,090)
                                                               ___________  ___________
                                                               $    1,080   $      899
                                                               ___________  ___________



Note: The balance sheet at December 31, 2000 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF OPERATIONS

                                 [Unaudited]


                                            For the Three     From Inception
                                            Months Ended      on November 19,
                                              March 31,       1997 Through
                                       ______________________  March 31,
                                          2001        2000        2001
                                       __________  __________  __________

REVENUE                                $     336   $     -     $     670
                                       __________  __________  __________
EXPENSES:
   General and Administrative              1,255         105       5,425
   Rent                                      300         -           300
   Utilities                                 300         -           300
   Salaries and Wages                      3,000         -         3,000
                                       __________  __________  __________
            Total Expenses                 4,855         105       9,025
                                       __________  __________  __________

LOSS BEFORE OTHER
 EXPENSES                                 (4,519)       (105)     (8,355)

OTHER EXPENSES:
   Interest Expense                          (93)        (29)       (447)
                                       __________  __________  __________

LOSS BEFORE INCOME TAXES                  (4,612)       (134)     (8,802)

CURRENT INCOME TAXES                         -           -           -

DEFERRED INCOME TAXES                        -           -           -
                                       __________  __________  __________

NET LOSS                               $  (4,612)  $    (134)  $  (8,802)
                                       __________  __________  __________

LOSS PER SHARE                         $    (.00)  $    (.00)  $    (.01)
                                       __________  __________  __________







The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                      CONDENSED STATEMENTS OF CASH FLOWS

                                 [Unaudited]
                                                                           For the Three     From Inception
                                                                           Months Ended      on November 19,
                                                                            March 31,        1997 through,
                                                                     ______________________    March 31,
                                                                        2001        2000         2001
                                                                     __________  __________  ____________
Cash Flows From Operating
  Activities:
     Net loss                                                        $  (4,612)  $    (134)  $    (8,802)
     Adjustments to reconcile net
      loss to net cash used by
      operating activities:
        Stock issued for services rendered                                 -           -           1,100
        Changes in assets and liabilities:
          Decrease (increase) in accounts receivable                       334         -             -
          Increase (decrease) in interest payable - related party           93          29           447
          Increase (decrease) in accounts payable                        1,100         -           1,100
          Increase (decrease) in accrued expenses                        3,600         -           3,600
                                                                     __________  __________  ____________
             Net Cash (Used) by
              Operating Activities                                         515        (105)       (2,555)
                                                                     __________  __________  ____________
Cash Flows From Investing
  Activities
             Net Cash (Used) by
              Investing Activities                                         -           -             -
                                                                     __________  __________  ____________
Cash Flows From Financing
  Activities:
     Proceeds from notes payable - related party                           -         1,000         3,635
                                                                     __________  __________  ____________
             Net Cash Provided by
              Financing Activities                                         -         1,000         3,635
                                                                     __________  __________  ____________
Net Increase in Cash                                                       515         895         1,080

Cash at Beginning of the Period                                            565         -             -
                                                                     __________  __________  ____________
Cash at End of the Period                                            $   1,080   $     895   $     1,080
                                                                     __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
        Interest                                                     $     -     $     -     $       -
        Income taxes                                                 $     -     $     -     $       -

Supplemental Schedule of Noncash Investing and Financing Activities:
  For the period from inception on November 19, 1997 through March 31, 2001:
     The Company issued 1,100,000 shares of its common stock for services valued at $1,100.




The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - and Amendment of SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

  Revenue Recognition - The Company recognizes revenue in the period when the services are performed.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK

  Common Stock - During November 19, 1997, in connection with its organization, the Company issued 1,100,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered at $1,100 (or $.001 per share).

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2001.

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

  The Company has available at March 31, 2001, unused operating loss carryforwards of approximately $8,800 which may be applied against future taxable income and which expire in various years from 2017 through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,000 and $1,400 as of March 31, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each period end of the same amount resulting in a change in the valuation allowance of approximately $1,600 during the three months ended March 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 31, 2000 and 1999 the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into a employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of March 31, 2001, the Company has accrued $3,000 in salary expense.

  Office Space/Utilities - During the years ended December 31, 2000 and 1999, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in her home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [CONTINUED]

  Notes Payable - As of March 31, 2001, the Company has two notes payable due to an officer/shareholder of the Company. One note for $2,000 is due June 1, 2001. The other note, for $1,715, was due February 1, 2001 but was extended until February 1, 2002. Both notes accrue interest at 10% per annum. Accrued interest on the notes payable amounted to $367 at March 31, 2001.

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

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:


                                                           From Inception on
                                         For the Three        November 19,
                                         Months Ended         1997 Through
                                           March 31,            March 31,
                                    ______________________  ________________
                                       2001        2000           2001
                                    __________  __________  ________________
  Loss from continuing operations
  available to common shareholders
      (numerator)                   $  (4,612)  $    (134)  $        (8,802)
                                    __________  __________  ________________
  Weighted average number of
  common shares outstanding used
  in loss per share for the period
      (denominator)                 1,100,000   1,100,000         1,100,000
                                    __________  __________  ________________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND AGREEMENTS

  Employment Agreement - The Company has entered into an employment agreement with its sole officer and director ("employee"). The agreement provides for a $1,000 per month salary for a period of three years commencing January 1, 2001. The salary shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 50% of its net income before tax towards reducing the accrued salary liability.

  Rental/Utilities Agreement - The Company has entered into a rental/utilities agreement with its sole officer and director ("landlord"). The agreement provides for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion shall accrue until the Company elects to make payment.

NOTE 8 - SIGNIFICANT CUSTOMERS

  The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.






                                     -8-

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has had $670 in revenues. At March 31, 2001, the Company had working capital of ($7,702) and cash in the amount of $1,080. All other cash held by the Company to date has come from two notes payable to the Company's president, Tammy Gehring. The first note payable is for $1,715 and the second note payable is for $2,000. These notes are payable on February 1, 2002 and June 1, 2000 respectively, and accrue interest at 10% per annum and were executed to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934 and general administrative expenses.

     Management believes that the Company does not have sufficient cash to meet its anticipated needs through the calendar year ending 2001. However, management believes the Company has enough cash to meet its anticipated needs through at least the second calendar quarter of 2001. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

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


PLAN OF OPERATIONS

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

     During the calendar year ended December 31, 2000, the Company's only employee did not receive any type of compensation. On January 1, 2001, the Company entered into an Employment Agreement with Tammy Gehring, the Company's sole officer/director/employee ("Employment Agreement"). Ms. Gehring shall receive a salary in the amount of $1,000 per month for services related to the electronic filings she prepares for the Company's clients and files through the SEC's electronic filing system, EDGAR. As of the date of this report, the Company had no funds available to pay this salary. The Company and Ms. Gehring have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. A copy of the Employment Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $3,000 in salary expense.

     Additionally, on January 1, 2001 the Company entered into a Rental/Utilities Agreement with Tammy Gehring ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in the home of Ms. Gehring for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Ms.
Gehring have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. A copy of the Rental/Utilities Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location. If such a move is required, the Company believes that there is an adequate supply of office/warehouse/retail space in Salt
Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather than purchase such property in order to allocate its resources specifically to its operations. The Company does not own any property.

     The Company is currently spending approximately $100 or less each month on general operating expenses including but not limiting to office supplies, postage and marketing. Management intends to keep costs to a minimum until such time in its discretion it believes expansion would be reasonable.

     Management expects that the Company will continue generating small amounts of revenue during the next three calendar quarters of 2001 from the Company's current clients. As the Company attracts more clientele, revenues are expected to increase.

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

RESULTS OF OPERATIONS

    ********************************************************************
             THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
       AND FROM INCEPTION ON NOVEMBER 19, 1997 THROUGH MARCH 31, 2001
                                  (UNAUDITED)
    ********************************************************************

     The Company had $336 revenues from operations for the three month period ended March 31, 2001, $0 revenues from operations for the three month period ended March 31, 2000 and $670 revenues from operations from inception on November 19, 1997 through March 31, 2001.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $1,255 for the three month period ended March 31, 2001, $105 for the three month period ended March 31, 2000 and $5,425 from inception on November 19, 1997 through March 31, 2001.

     Rent and utilities/miscellaneous expenses for the three month periods ended March 31, 2001 and 2000, and from inception on November 19, 1997 through March 31, 2001 were $600, $0 and $600 respectively. These expenses are being accrued on a monthly basis until such time the Company has sufficient net income to pay the expenses.

     Salaries and wages expense for the three month periods ended March 31, 2001 and 2000, and from inception on November 19, 1997 through March 31, 2001 were $3,000, $0 and $3,000 respectively. This expense is being accrued on a monthly basis until such time the Company has sufficient net income to pay the expense.

     Interest expense for the three month periods ended March 31, 2001 and 2000 and from inception on November 19, 1997 through March 31, 2001 was $93, $29 and $447 respectively. The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable, one for $1,715 and the other for $2,000. These notes are payable within the next year and accrue interest at 10% per annum. Interest was accrued on the two notes payable in the principal amount of $367 at March 31, 2001.

     As a result of the foregoing factors, the Company realized a net loss of $4,612 for the three month period ended March 31, 2001, $134 for the three month period ended March 31, 2000 and $8,802 from inception on November 19, 1997 through March 31, 2001.

    ********************************************************************
               CALENDAR YEARS ENDED DECEMBER 31, 2000 AND 1999
      AND FROM INCEPTION ON NOVEMBER 19, 1997 THROUGH DECEMBER 31, 2000
                                   (AUDITED)
    ********************************************************************

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

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on November 19, 1997 through December 31, 2000 was $274, $47, and $354 respectively. The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable, one for $1,715 and the other for $2,000. These notes are payable within the next year and accrue interest at 10% per annum. Unpaid accrued interest on the two notes amounted to $274 at December 31, 2000.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.


                         PART II - OTHER INFORMATION

---------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS
---------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


---------------------------------------------------------------------------
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------------------------------

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

     Not Applicable.


---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     During the calendar year ended December 31, 2000, the Company's only employee did not receive any type of compensation. On January 1, 2001, the Company entered into an Employment Agreement with Tammy Gehring, the Company's sole officer/director/employee ("Employment Agreement"). Ms. Gehring shall receive a salary in the amount of $1,000 per month for services related to the electronic filings she prepares/converts for the Company's clients and files through the U.S. Securities and Exchange Commissions electronic filing system, EDGAR. As of the date of this report, the Company had no funds available to pay this salary. The Company and Ms. Gehring have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. A copy of the Employment Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $3,000 in salary expense.

     Additionally, on January 1, 2001, the Company entered into a Rental/Utilities Agreement with Tammy Gehring ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in the home of Ms. Gehring for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Ms. Gehring have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. A copy of the Rental/Utilities Agreement is attached as an exhibit and is incorporated herein by this reference. At March 31, 2001, the Company had accrued $300 in rent expense and $300 in utilities/miscellaneous expense.


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

                                   TEQ - 1 Corporation


                                     /S/  TAMMY GEHRING
                                   -----------------------------------
Date: May 14, 2001                 By: Tammy Gehring, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                             ---------------------


SEC Ref     Page
No.         No.       Description
-------     ----      -----------

Ex-3(i)      *        Articles of Incorporation of the Company, filed with
                      the State of Nevada on November 19, 1997.

Ex-3(ii)     *        Bylaws of the Company.

Ex-10(i)     **       Promissory Note dated February 1, 2000 executed by the
                      Company.

Ex-10(ii)    **       Promissory Note dated June 1, 2000 executed by the
                      Company.

Ex-10(iii)   21       Employment Agreement by and between the Company and
                      Tammy Gehring dated January 1, 2001.

Ex-10(iv)    25       Rental/Utilities Agreement by and between the Company
                      and Tammy Gehring dated January 1, 2001.


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