Form 10QSB
period 2001-06-30
TEQ 1 CORP
filed 2001-08-14
CIK 1111865

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of August 3, 2001, there were 1,168,000 shares of common stock issued and outstanding.

                                   Total of Sequentially Numbered Pages:   21
                                              Index to Exhibits on Page:   21

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


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION . . .15



                         PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . .19


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS . . . . . . . . . . .19


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . . . . . . .19


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .19


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .19


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .19


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .20

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












                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                   UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                JUNE 30, 2001

                              TEQ-1 CORPORATION
                        [A Development Stage Company]




                                  CONTENTS

                                                                   PAGE
                                                                   ____

     -    Unaudited Condensed Balance Sheets,
          June 30, 2001 and December 31, 2000                         2


     -    Unaudited Condensed Statements of Operations,
          for the three and six months ended June 30,
          2001 and 2000 and from inception on
          November 19, 1997 through June 30, 2001                     3


     -    Unaudited Condensed Statements of Cash Flows,
          for the six months ended June 30, 2001 and
          2000 and from inception on November 19, 1997
          through June 30, 2001                                       4


     -    Notes to Unaudited Condensed Financial Statements       5 - 9

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                      UNAUDITED CONDENSED BALANCE SHEETS

                                   ASSETS



                                                           June 30,   December 31,
                                                             2001        2000
                                                          ___________ ___________
CURRENT ASSETS:
     Cash in bank                                         $     600   $     565
     Accounts receivable                                      5,361         334
                                                          ___________ ___________
          Total Current Assets                                5,961         899
                                                          ___________ ___________
                                                          $   5,961   $     899
                                                          ___________ ___________


                   LIABILITIES AND STOCKHOLDERS' (DEFICIT)


CURRENT LIABILITIES:
          Accounts payable                                $   1,600   $     -
          Accrued expenses - related party                    7,660         274
          Notes payable - related party                       3,715       3,715
                                                          ___________ ___________
               Total Current Liabilities                     12,975       3,989
                                                          ___________ ___________

STOCKHOLDERS' (DEFICIT):
     Preferred stock $.001 par value, 5,000,000 shares
          authorized, 10 shares issued and outstanding          -           -
     Common stock, $.001 par value, 20,000,000
          shares authorized, 1,100,000 shares issued
          and outstanding                                     1,100       1,100
     Capital in excess at par value                             -           -
     Deficit accumulated during the development stage        (8,114)     (4,190)
                                                          ___________ ___________
          Total Stockholders' (Deficit)                      (7,014)     (3,090)
                                                          ___________ ___________
                                                          $   5,961   $     899
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

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF OPERATIONS




                                        For the Three                 For the Six          From Inception
                                        Months Ended                  Months Ended         on November 19
                                          June 30,                      June 30,            1997 through
                                  ________________________     _________________________      June 30,
                                     2001          2000           2001           2000           2001
                                  _________     __________     __________     __________     __________
REVENUE:
     Sales                        $   5,361     $    -         $    5,697     $    -         $    6,031
                                  _________     __________     __________     __________     __________
EXPENSES:
     General and administrative       4,580          1,135          9,435          1,240         13,605
                                  _________     __________     __________     __________     __________
INCOME (LOSS) FROM
OPERATIONS                              781         (1,135)        (3,738)        (1,240)        (7,574)
                                  _________     __________     __________     __________     __________
OTHER INCOME (EXPENSE):
     Interest expense                   (93)           (60)          (186)           (88)          (540)
                                  _________     __________     __________     __________     __________
INCOME (LOSS) BEFORE
INCOME TAXES                            688         (1,195)        (3,924)        (1,328)        (8,114)

CURRENT INCOME TAXES                  -              -              -              -              -

DEFERRED INCOME TAX                   -              -              -              -              -
                                  _________     __________     __________     __________     __________
NET INCOME (LOSS)                 $     688     $   (1,195)    $   (3,924)    $   (1,328)    $   (8,114)
                                  _________     __________     __________     __________     __________
INCOME (LOSS) PER SHARE           $     .00     $     (.00)    $     (.00)    $     (.00)    $     (.01)
                                  _________     __________     __________     __________     __________





The accompanying notes are an integral part of these unaudited condensed financial statements.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                 UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                            For the Six    From Inception
                                                                            Months Ended   on November 19,
                                                                              June 30,      1997 through,
                                                                         __________________   June 30,
                                                                           2001      2000       2001
                                                                         ________  ________  ___________
Cash Flows From Operating Activities:
     Net loss                                                            $ (3,924) $ (1,328) $    (8,114)
     Adjustments to reconcile net loss to net cash provided
       (used) by operating activities:
          Stock issued for services rendered                                  -         -          1,100
          Changes in assets and liabilities:
               Decrease (increase) in accounts receivable                  (5,027)      -         (5,361)
                    Increase (decrease) in accounts payable                 1,600       -          1,600
               Increase (decrease) in accrued expenses-
                 related party                                              7,386         8        7,740
                                                                         ________  ________  ___________
                    Net Cash Provided (Used) by Operating Activities           35    (1,320)      (3,035)
                                                                         ________  ________  ___________
Cash Flows From Investing Activities                                          -         -            -
                                                                         ________  ________  ___________
               Net Cash Provided (Used) by Investing Activities               -         -            -
                                                                         ________  ________  ___________
Cash Flows From Financing Activities:
     Proceeds from notes payable - related party                              -       3,080        3,635
                                                                         ________  ________  ___________
               Net Cash Provided (Used) by Financing Activities               -       3,080        3,635
                                                                         ________  ________  ___________
Net Increase in Cash                                                           35     1,760          600

Cash at Beginning of the Period                                               565       -            -
                                                                         ________  ________  ___________
Cash at End of the Period                                                $    600  $  1,760  $       600
                                                                         ________  ________  ___________

Supplemental Disclosures of Cash Flow Information:

     Cash paid during the period for:
          Interest                                                       $    -    $    -    $       -
          Income taxes                                                   $    -    $    -    $       -

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the period from inception on November 19, 1997 through June 30, 2001:
          On November 19, 1997 the Company issued 1,100,000 shares of its common stock for services valued at $1,100.


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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and 2000 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

Income (Loss) Per Share - The computation of income (loss) per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - The Company recognizes revenue in the period when the services are performed.

NOTE 2 - ACCOUNTS RECEIVABLE

Accounts receivable consist of receivables from the sale of services. Management believes the receivables are fully collectible and has not provided any allowance for doubtful accounts.

NOTE 3 - CAPITAL STOCK

Common Stock - During November 1997, in connection with its organization, the Company issued 1,100,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $1,100 (or $.001 per share).

Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at June 30, 2001 and December 31, 2000.

NOTE 4 - INCOME TAXES

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

The Company has available at June 30, 2001, unused operating loss carryforwards of approximately $8,100 which may be applied against future taxable income and which expire in various years from 2017 through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,700 and $1,400 as of June 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each year end of the same amount resulting in a change in the valuation allowance of approximately $1,300 during the six months ended June 30, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation - For the years ended December 31, 2000 and 1999 the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of June 30, 2001, the Company has accrued $6,000 in unpaid salary expense.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY TRANSACTIONS [Continued]

Office Space/Utilities - During the years ended December 31, 2000 and 1999, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in her home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for, but not limited to, heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of June 30, 2001, the Company had accrued $600 in rent expense and $600 in utilities/miscellaneous expense.

Notes Payable - As of June 30, 2001, the Company has two notes payable due to an officer/shareholder of the Company. One note for $2,000 was due June 1, 2001. This note has been extended but is now due on demand. The other note, for $1,715, was due February 1, 2001 but was extended until February 1, 2002. Both notes accrue interest at 10% per annum. Accrued interest on the notes payable amounted to $460 at June 30, 2001.

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - INCOME (LOSS) PER SHARE

The following data shows the amounts used in computing income (loss) per share:

                                          For the Three                 For the Six          From Inception
                                          Months Ended                  Months Ended         on November 19
                                            June 30,                      June 30,            1997 through
                                    ________________________     _________________________      June 30,
                                      2001           2000           2001           2000           2001
                                    _________     __________     __________     __________     ___________
     Income (Loss) from
       continuing operations
       available to common
       shareholders (numerator)     $    688      $   (1,195)    $   (3,924)    $   (1,328)    $    (8,114)
                                    _________     __________     __________     __________     ___________
     Weighted average number
       of common shares
       outstanding used in
       loss per share for the
       period (denominator)         1,100,000      1,100,000      1,100,000      1,100,000       1,100,000
                                    _________     __________     __________     __________     ___________

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 8 - COMMITMENTS AND AGREEMENTS

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

NOTE 9 - SIGNIFICANT CUSTOMERS

The Company has just recently commenced operations and all of the revenues received by the Company are from a limited number of clients, the loss of which could have a material impact on the operations of the Company.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

Proposed Private Offering of Common Stock - The Company is proposing to make a private offering of 300,000 shares of its previously authorized but unissued common stock. This offering is proposed to be exempt from registration with the Securities and Exchange Commission under Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended. An offering price of $.10 per share has arbitrarily been determined by the Company. The offering will be managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. The Company has not incurred any stock offering costs as of June 30, 2001, but any such costs will be netted against the proceeds of the proposed private stock offering.

                                    - 9 -

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has had $6,031 in revenues. At June 30, 2001, the Company had working capital of ($7,014) and cash in the amount of $600. All other cash held by the Company at June 30, 2001 has come from two notes payable to the Company's president, Tammy Gehring. The first note payable is for $1,715 and the second note payable is for $2,000. These notes are payable on February 1, 2002 and upon demand respectively, accrue interest at 10% per annum and were executed to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934 and general administrative expenses.

     Management believes that the Company has sufficient cash to meet its anticipated needs through the calendar year ending 2001. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     Further, the Company believes that by positioning itself as a publicly traded and listed entity, it will secure a more appealing position in the view of the investing public because of the theoretical increase in the liquidity of an investment in the Company's securities.

     Additionally, management believes that the Company will be able to obtain capital from investors through private placements of the Company's equity securities. On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). The terms of the Offering are as follows:

     The Shares are offered by the Company on a "best efforts" basis, through its officers and directors, who will not receive any commissions for such sales. A maximum of 300,000 Shares are offered. No underwriter or broker-dealer is expected to participate in the Offering. There is no minimum number of Shares which must be sold, and all proceeds received from investors will be made immediately available to the Company (after clearance and acceptance of the subscription by the Company) for application.

     The Offering Period will commence on July 1, 2001, the date of the Private Placement Memorandum, and shall continue until September 30, 2001. The Company reserves the right, however, in its absolute discretion, to extend the closing date of this Offering or close the Offering prior to the closing date or prior to sale of all of the Shares offered. Any extension shall be for no more than ninety (90) days. The Company may reject any subscription, in whole or in part and in such cases will refund the amount of the subscription or portion thereof which has not been accepted to the subscriber without interest.

PLAN OF OPERATIONS

     In December 2000, the Company turned to its new business plan of providing electronic filing services. The Company will provide electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR").

     During the calendar year ended December 31, 2000, the Company's only employee did not receive any type of compensation. On January 1, 2001, the Company entered into an Employment Agreement with Tammy Gehring, the Company's sole officer/director/employee ("Employment Agreement"). Ms. Gehring shall receive a salary in the amount of $1,000 per month for services related to the electronic filings she prepares for the Company's clients and files through the SEC's electronic filing system, EDGAR. As of the date of this report, the Company did not have enough funds available to pay this salary. The Company and Ms. Gehring have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. At June 30, 2001, the Company had accrued $6,000 in salary expense.

     Additionally, on January 1, 2001 the Company entered into a Rental/Utilities Agreement with Tammy Gehring ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in the home of Ms. Gehring for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Ms.
Gehring have agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. At June 30, 2001, the Company had accrued $600 in rent expense and $600 in utilities/miscellaneous expense. The Company will continue to maintain operations at this location until management believes that the Company's revenues and financial resources justify a move to an alternative location.
If such a move is required, the Company believes that there is an adequate supply of office/warehouse/retail space in Salt Lake County, Utah meeting the Company's anticipated needs for the foreseeable future. Initially, the Company expects that it will lease rather than purchase such property in order to allocate its resources specifically to its operations. The Company does not own any property.

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

     Management expects that the Company will continue generating small amounts of revenue during the next two calendar quarters of 2001 from the Company's current clients. As the Company attracts more clientele, revenues are expected to increase.

     On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and shall continue until September 30, 2001. As of August 3, 2001, the Company sold 68,000 Shares under the Offering.

     No commitments to provide additional funds have been made by management. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses as they may be incurred.

     Irrespective of whether the Company's cash assets prove to be adequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


RESULTS OF OPERATIONS

    ********************************************************************
         THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
       AND FROM INCEPTION ON NOVEMBER 19, 1997 THROUGH JUNE 30, 2001
                                  (UNAUDITED)
    ********************************************************************

     The Company had $5,361 revenues from operations for the three month period ended June 30, 2001, $5,697 revenues from operations for the six month period ended June 30, 2001, $0 revenues from operations for the three month period ended June 30, 2000, $0 revenues from operations for the six month period ended June 30, 2000 and $6,031 revenues from operations from inception on November 19, 1997 through June 30, 2001.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, rent and utilities/miscellaneous expenses, and salaries and wages expense. These expenses were $4,580 for the three month period ended June 30, 2001, $9,435 for the six month period ended June 30, 2001, $1,135 for the three month period ended June 30, 2000, $1,240 for the six month period ended June 30, 2000 and $13,605 from inception on November 19, 1997 through June 30, 2001. Rent and utilities/miscellaneous expenses are being accrued on a monthly basis until such time the Company has sufficient net income to pay the expenses. Salaries and wages expense is also being accrued on a monthly basis until such time the Company has sufficient net income to pay the expense. During June 2001, the Company produced expenses associated with the Company's July 1, 2001 Rule 506 of Regulation D offering, such as printing and postage expenses.

     Interest expense for the three and six month periods ended June 30, 2001 and 2000 and from inception on November 19, 1997 through June 30, 2001 was $93, $60, $186, $88 and $540 respectively. The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable, one for $1,715 and the other for $2,000. These notes are payable February 1, 2002 and upon demand respectively, and accrue interest at 10% per annum.

     As a result of the foregoing factors, the Company realized a net income of $688 for the three month period ended June 30, 2001, a net loss of $3,924 for the six month period ended June 30, 2001, a net loss of $1,195 for the three month period ended June 30, 2000, a net loss of $1,328 for the six month period ended June 30, 2000, and a net loss of $8,114 from inception on November 19, 1997 through June 30, 2001.

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

     Interest expense for the calendar year ended December 31, 2000 and 1999 and from inception on November 19, 1997 through December 31, 2000 was $274, $47, and $354 respectively. As mentioned above, the Company's president has advanced $3,715 to the Company. Unpaid accrued interest on the two notes amounted to $274 at December 31, 2000.

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

     Not Applicable.


---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.


---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and shall continue until September 30, 2001. As of August 3, 2001, the Company sold 68,000 Shares under the Offering.


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

                                   TEQ - 1 Corporation


                                     /S/  TAMMY GEHRING
                                   ----------------------------------------
Date: August 13, 2001              By: Tammy Gehring, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                             ---------------------


SEC Ref     Page
No.         No.       Description
-------     ----      -----------

Ex-3(i)      *1*      Articles of Incorporation of the Company, filed with
                      the State of Nevada on November 19, 1997.

Ex-3(ii)     *1*      Bylaws of the Company.

Ex-10(i)     *2*      Promissory Note dated February 1, 2000 executed by the
                      Company.

Ex-10(ii)    *2*      Promissory Note dated June 1, 2000 executed by the
                      Company.

Ex-10(iii)   *3*      Employment Agreement by and between the Company and
                      Tammy Gehring dated January 1, 2001.

Ex-10(iv)    *3*      Rental/Utilities Agreement by and between the Company
                      and Tammy Gehring dated January 1, 2001.




*1* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form 10-SB, filed by the Company with the Securities and Exchange Commission on May 9, 2000.

*2* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2000, filed by the Company with the Securities and Exchange Commission on August 11, 2000.

*3* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001, filed by the Company with the Securities and Exchange Commission on May 14, 2001.