Form 10QSB
period 2001-09-30
TEQ 1 CORP
filed 2001-11-13
CIK 1111865

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2001.

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     As of November 9, 2001, there were 1,298,500 shares of common stock issued and outstanding.

                                   Total of Sequentially Numbered Pages:   25
                                              Index to Exhibits on Page:   21

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


     INDEX TO EXHIBITS. . . . . . . . . . . . . . . . . . . . . . . . . .21

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












                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                               TEQ-1 CORPORATION
                         [A Development Stage Company]

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                               TEQ-1 CORPORATION
                         [A Development Stage Company]



                                  CONTENTS

                                                                     PAGE
                                                                     ____

     --  Unaudited Condensed Balance Sheets,
            September 30, 2001 and December 31, 2000                    2


     --  Unaudited Condensed Statements of Operations,
            for the three and nine months ended September 30,
            2001 and 2000 and from inception on
            November 19, 1997 through September 30, 2001                3


     --  Unaudited Condensed Statements of Cash Flows,
            for the nine months ended September 30, 2001 and
            2000 and from inception on November 19, 1997
            through September 30, 2001                                  4


     --  Notes to Unaudited Condensed Financial Statements          5 - 9

                               TEQ-1 CORPORATION
                         [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                    ASSETS


                                                          September 30,   December 31,
                                                              2001           2000
                                                           ___________    ___________
CURRENT ASSETS:
     Cash in bank                                          $    22,257    $       565
     Accounts receivable                                         4,460            334
                                                           ___________    ___________
          Total Current Assets                                  26,717            899
                                                           ___________    ___________

                                                           $    26,717    $       899
                                                           ===========    ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES:
     Accrued expenses - related party                      $    11,353    $       274
     Notes payable - related party                               3,715          3,715
                                                           ___________    ___________
          Total Current Liabilities                             15,068          3,989
                                                           ___________    ___________

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock $.001 par value, 5,000,000 shares
       authorized, 10 shares issued and outstanding                  -              -
     Common stock, $.001 par value, 20,000,000 shares
       authorized, 1,288,500 and 1,100,000 shares
       issued and outstanding, respectively                      1,289          1,100
     Capital in excess of par value                             17,856              -
     (Deficit) accumulated during the development stage         (7,496)        (4,190)
                                                           ___________    ___________
          Total Stockholders' Equity (Deficit)                  11,649         (3,090)
                                                           ___________    ___________

                                                           $    26,717    $       899
                                                           ===========    ===========







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

                               TEQ-1 CORPORATION
                         [A Development Stage Company]


                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                              For the Three            For the Nine       From Inception
                                              Months Ended             Months Ended       on November 19,
                                              September 30,            September 30,       1997 through
                                         ______________________   _______________________  September 30,
                                           2001         2000         2001         2000         2001
                                         _________   __________   __________   __________   ___________
REVENUE:
     Sales                               $   5,181   $        -   $   10,878   $        -   $    11,212
                                         _________   __________   __________   __________   ___________
EXPENSES:
     General and administrative              4,470          675       13,905        1,915        18,075
                                         _________   __________   __________   __________   ___________
INCOME (LOSS) FROM
  OPERATIONS                                   711         (675)      (3,027)      (1,915)       (6,863)
                                         _________   __________   __________   __________   ___________
OTHER EXPENSE:
     Interest expense                          (93)         (93)        (279)        (181)         (633)
                                         _________   __________   __________   __________   ___________
INCOME (LOSS) BEFORE
  INCOME TAXES                                 618         (768)      (3,306)      (2,096)       (7,496)

CURRENT INCOME TAXES                             -            -            -            -             -

DEFERRED INCOME TAXES                            -            -            -            -             -
                                         _________   __________   __________   __________   ___________
NET INCOME (LOSS)                        $     618   $     (768)  $   (3,306)  $   (2,096)  $    (7,496)
                                         _________   __________   __________   __________   ___________
INCOME (LOSS) PER SHARE                  $     .00   $     (.00)  $     (.00)  $     (.00)  $      (.01)
                                         _________   __________   __________   __________   ___________








   The accompanying notes are an integral part of these unaudited condensed financial statements.

                               TEQ-1 CORPORATION
                         [A Development Stage Company]

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                    For the Nine       From Inception
                                                                    Months Ended       on November 19,
                                                                    September 30,       1997 through,
                                                                _____________________   September 30,
                                                                  2001        2000          2001
                                                                _________   _________   ____________
Cash Flows From Operating Activities:
   Net loss                                                     $  (3,306)  $  (2,096)  $     (7,496)
   Adjustments to reconcile net loss to net cash provided
    (used) by operating activities:
      Stock issued for services rendered                                -           -          1,100
      Changes in assets and liabilities:
        (Increase) in accounts receivable                          (4,126)          -         (4,460)
        Increase in accrued expenses - related party               11,079         181         11,433
                                                                _________   _________   ____________
          Net Cash Provided (Used) by Operating Activities          3,647      (1,915)           577
                                                                _________   _________   ____________
Cash Flows From Investing Activities                                    -           -              -
                                                                _________   _________   ____________
          Net Cash Provided (Used) by Investing Activities              -           -              -
                                                                _________   _________   ____________
Cash Flows From Financing Activities:
   Proceeds from notes payable - related party                          -       3,000          3,635
   Proceeds from issuance of common stock                          18,850           -         18,850
   Stock issuance costs                                              (805)          -           (805)
                                                                _________   _________   ____________
          Net Cash Provided by Financing Activities                18,045       3,000         21,680
                                                                _________   _________   ____________
Net Increase in Cash                                               21,692       1,085         22,257

Cash at Beginning of the Period                                       565           -              -
                                                                _________   _________   ____________
Cash at End of the Period                                       $  22,257   $   1,085   $     22,257
                                                                _________   _________   ____________

Supplemental Disclosures of Cash Flow Information:

   Cash paid during the period for:
     Interest                                                   $       -   $       -   $          -
     Income taxes                                               $       -   $       -   $          -

Supplemental Schedule of Noncash Investing and Financing Activities:

   For the period from inception on November 19, 1997 through September 30, 2001:
     On February 1, 2000, the Company extended $80 of unpaid accrued interest owed a related party into a new note payable to the related party.

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

                               TEQ-1 CORPORATION
                         [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - TEQ-1 Corporation (the "Company") was organized under the laws of the State of Nevada on November 19, 1997. The Company has recently changed its business plan. The primary plan of operations of the Company is providing electronic filing services for entities/individuals that need to electronically file reports, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - "Electronic Data Gathering Analysis and Retrieval" or "EDGAR". The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and 2000 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

  Revenue Recognition - The Company recognizes revenue in the period when the services are performed.

  Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes".

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


                               TEQ-1 CORPORATION
                         [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

  Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141, 142 and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - ACCOUNTS RECEIVABLE

  Accounts receivable consist of receivables from the sale of services. Management believes the receivables are fully collectible and has not provided any allowance for doubtful accounts.

NOTE 3 - CAPITAL STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at September 30, 2001 and December 31, 2000.

  Common Stock - The Company has authorized 20,000,000 shares of common stock. On November 19, 1997, in connection with its organization, the Company issued 1,100,000 shares of its previously authorized, but unissued common stock. The shares were issued for services rendered valued at $1,100 (or $.001 per share).

  Private Offering - The Company is currently making a private offering of 300,000 shares of its previously authorized but unissued common stock.
  This offering is exempt from registration with the Securities and Exchange Commission under Rule 506 of Regulation D as promulgated under the Securities Act of 1933, as amended. An offering price of $.10 per share has arbitrarily been determined by the Company. The offering is being managed by the Company without any underwriter. The shares will be offered and sold by an officer of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. As of September 30, 2001, the Company had sold 188,500 shares of common stock for proceeds of $18,850. Stock offering costs of $805 have been incurred through September 30, 2001 and were offset against the proceeds of the offering in capital in excess of par value. The offering has been extended through November 30, 2001.

NOTE 4 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards.


                               TEQ-1 CORPORATION
                         [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES [Continued]

  The Company has available at September 30, 2001, unused operating loss carryforwards of approximately $7,500 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,500 and $1,400 as of September 30, 2001 and December 31, 2000, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $1,100 during the nine months ended September 30, 2001.

NOTE 5 - RELATED PARTY TRANSACTIONS

  Management Compensation - For the years ended December 31, 2000 and 1999 the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of September 30, 2001, the Company has accrued $9,000 in unpaid salary expense.

  Office Space/Utilities - During the years ended December 31, 2000 and 1999, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in her home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for, but not limited to, heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. As of September 30, 2001, the Company had accrued $900 in rent expense and $900 in utilities/miscellaneous expense.

  Notes Payable - As of September 30, 2001, the Company has two notes payable due to an officer/shareholder of the Company. One note for $2,000 was due June 1, 2001. This note has been extended but is now due on demand. The other note, for $1,715, was due February 1, 2001 but was extended until February 1, 2002. Both notes accrue interest at 10% per annum. Accrued interest on the notes payable amounted to $553 at September 30, 2001.

NOTE 6 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and has incurred losses since its inception. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                               TEQ-1 CORPORATION
                         [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                              For the Three            For the Nine       From Inception
                                              Months Ended             Months Ended       on November 19,
                                              September 30,            September 30,       1997 through
                                         _______________________   _______________________  September 30,
                                           2001         2000         2001         2000         2001
                                         __________   __________   __________   __________   ___________

     Income (Loss) from continuing
       operations available to
       common shareholders
       (numerator)                       $      618   $     (768)  $   (3,306)  $   (2,096)  $    (7,496)
                                         __________   __________   __________   __________   ___________
     Weighted average number
       of common shares
       outstanding
       (denominator)                      1,189,935    1,100,000    1,130,308    1,100,000     1,105,864
                                         __________   __________   __________   __________   ___________

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

  Rental/Utilities Agreement - The Company has entered into a rental/utilities agreement with its sole officer and director ("landlord"). The agreement provides for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. The rent shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 10% of its net income before tax towards reducing the accrued rent liability. The utilities portion shall accrue until the Company elects to make payment. Subsequently, this agreement has been renegotiated [See Note 10].

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


                               TEQ-1 CORPORATION
                         [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

  On October 1, 2001, the Company renegotiated its rental/utilities agreement with its sole officer and director ("landlord"). The new agreement requires the Company to pay $100 per month for rent and $100 per month for utilities and other incidentals payments on the last day of the month. On October 10, 2001, the Company paid $1,800 to the landlord to bring the rent and utilities current.








                                      -9-

---------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
---------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     The Company remains in the development stage and, since inception, has had $11,212 in revenues. At September 30, 2001, the Company had working capital of $11,649 and cash in the amount of $22,257. All cash held by the Company at September 30, 2001 has come from two notes payable to the Company's president Tammy Gehring, income from electronic filing services and the Company's July 1, 2001 offering under Rule 506 of Regulation D.

     The first note payable is for $1,715 and the second note payable is for $2,000. These notes are payable on February 1, 2002 and upon demand respectively, accrue interest at 10% per annum and were executed to obtain capital to pay the costs of becoming a reporting company under the Securities Exchange Act of 1934 and general administrative expenses.

     Revenue from filing services amounted to $11,212 at September 30, 2001. The Company currently charges fees based upon the number of pages being filed, the number of pages in a document with text and with tables, the deadlines imposed by the filer and the amount of editing required.

     In addition, the Company obtained capital in the amount of $18,850 from investors through private placements of the Company's equity securities through September 30, 2001. On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). The terms of the Offering are as follows:

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

     On September 30, 2001, the Board of Directors of the Company authorized to extend the Offering through November 30, 2001, an additional sixty (60) days.

     Management believes that between the Company's current cash reserves proceeds from its equity offering and through a limited amount of revenues, the Company will have adequate cash to remain operating on a limited basis through the remainder of the calendar year 2001 and through the first two calendar quarters of 2002. In the event the Company requires additional funds, the Company will have to seek loans or equity placements to cover such cash needs. There is no assurance additional capital will be available to the Company on acceptable terms.

     Further, the Company believes that by positioning itself as a publicly traded and listed entity, it will secure a more appealing position in the view of the investing public because of the theoretical increase in the liquidity of an investment in the Company's securities.


PLAN OF OPERATIONS

     In December 2000, the Company turned to its new business plan of providing electronic filing services. The Company provides electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR").

     During the calendar year ended December 31, 2000, the Company's only employee did not receive any type of compensation. On January 1, 2001, the Company entered into an Employment Agreement with Tammy Gehring, the Company's sole officer/director/employee ("Employment Agreement"). Ms. Gehring receives a salary in the amount of $1,000 per month for services related to the electronic filings she prepares for the Company's clients and files through the SEC's electronic filing system, EDGAR. As of the date of this report, the Company did not have enough funds available to pay this salary. The Company and Ms. Gehring have agreed to accrue the monthly salary until the Company has sufficient net income to pay the expense. At September 30, 2001, the Company had accrued $9,000 in salary expense.

     Additionally, on January 1, 2001 the Company entered into a Rental/Utilities Agreement with Tammy Gehring ("Rental/Utilities Agreement"). The Rental/Utilities Agreement allows the Company to use office space in the home of Ms. Gehring for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The Company and Ms.
Gehring agreed to accrue the monthly rent and utilities/miscellaneous expenses until the Company has sufficient net income to pay the expenses. At September 30, 2001, the Company had accrued $900 in rent expense and $900 in utilities/miscellaneous expense.

     Subsequently, on October 1, 2001, the Board of Directors authorized the Company to pay for all accrued rental expenses and further all accrued utilities/miscellaneous expenses through September 30, 2001. In addition, the Board of Directors authorized the Company to terminate the January 1, 2001 Rental/Utilities Agreement and enter into a new Rental/Utilities Agreement with Tammy Gehring effective October 1, 2001 ("New Rental/Utilities Agreement"). The New Rental/Utilities Agreement allows the Company to continue to use office space in the home of Ms. Gehring for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The New Rental/Utilities Agreement is on a month-to-month basis beginning October 1, 2001, with the first payment due October 31, 2001 and each payment thereafter being due on the last day of each month. A copy of the New Rental/Utilities Agreement is attached as an exhibit and is incorporated herein by this reference.

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

     On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and was to continue through September 30, 2001. As of September 30, 2001, the Company sold 188,500 Shares under the Offering.

     On September 30, 2001, the Board of Directors of the Company authorized to extend the Offering through November 30, 2001, an additional sixty (60) days.

     The Company may attempt to employ additional personnel if it is able to generate sufficient revenues. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. If and when the Company is successful in achieving a significant positive cash flow, it is likely that the Company will consider expanding, which will also increase costs.

     Management expects that the Company will continue generating small amounts of revenue during the next calendar quarter of 2001 from the Company's current clients. As the Company attracts more clientele, revenues are expected to increase.

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

RESULTS OF OPERATIONS

    ********************************************************************
         THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
       AND FROM INCEPTION ON NOVEMBER 19, 1997 THROUGH SEPTEMBER 30, 2001
                                  (UNAUDITED)
    ********************************************************************

     The Company had $5,181 revenues from operations for the three month period ended September 30, 2001, $10,878 revenues from operations for the nine month period ended September 30, 2001, $0 revenues from operations for the three month period ended September 30, 2000, $0 revenues from operations for the nine month period ended September 30, 2000 and $11,212 revenues from operations from inception on November 19, 1997 through September 30, 2001.

     General and administrative expenses for all periods ended consisted of general corporate administration, legal and professional expenses, accounting and auditing costs, rent and utilities/miscellaneous expenses, and salaries and wages expense. These expenses were $4,470 for the three month period ended September 30, 2001, $13,905 for the nine month period ended September 30, 2001, $675 for the three month period ended September 30, 2000, $1,915 for the nine month period ended September 30, 2000 and $18,075 from inception on November 19, 1997 through September 30, 2001. Salaries and wages expense is being accrued on a monthly basis until such time the Company has sufficient net income to pay the expense. Rent and utilities/miscellaneous expenses were also being accrued on a monthly basis until such time the Company has sufficient net income to pay the expenses. Subsequently, on October 10, 2001, the Company paid all accrued rental expenses and further paid all accrued utilities/miscellaneous expenses through September 30, 2001.

     Interest expense for the three and nine month periods ended September 30, 2001 and 2000 and from inception on November 19, 1997 through September 30, 2001 was $93, $279, $93, $181 and $633 respectively. The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable, one for $1,715 and the other for $2,000. These notes are payable February 1, 2002 and upon demand respectively, and accrue interest at 10% per annum.

     As a result of the foregoing factors, the Company realized net income of $618 for the three month period ended September 30, 2001, a net loss of $3,306 for the nine month period ended September 30, 2001, a net loss of $768 for the three month period ended September 30, 2000, a net loss of $2,096 for the nine month period ended September 30, 2000, and a net loss of $7,496 from inception on November 19, 1997 through September 30, 2001.

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

     Not Applicable.


---------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------------

     Not Applicable.

---------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
---------------------------------------------------------------------------

     On June 22, 2001, the Board of Directors of the Company authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company is offering three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and was to continue through September 30, 2001. At September 30, 2001, the Company sold 188,500 Shares under the Offering. On September 30, 2001, the Board of Directors of the Company authorized to extend the Offering through November 30, 2001, an additional sixty (60) days.

     Subsequently, on October 1, 2001 the Board of Directors authorized the Company to pay for all accrued rental expenses and further all accrued utilities/miscellaneous expenses through September 30, 2001. In addition, the Board of Directors authorized the Company to terminate the January 1, 2001 Rental/Utilities Agreement and enter into a new Rental/Utilities Agreement with Tammy Gehring effective October 1, 2001 ("New Rental/Utilities Agreement"). The New Rental/Utilities Agreement allows the Company to continue to use office space in the home of Ms. Gehring for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay a base utilities/miscellaneous expense of $100 per month designated for but not limited to heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer use, printer use, and any other office items needed for the operations of the Company, not currently being paid by the Company. The New Rental/Utilities Agreement is on a month-to-month basis beginning October 1, 2001, with the first payment due October 31, 2001 and each payment thereafter being due on the last day of each month.

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

                                   TEQ - 1 Corporation


                                      /S/ TAMMY GEHRING
                                   ----------------------------------------
Date: November 12, 2001            By: Tammy Gehring, President, Secretary
                                                       Treasurer, Director

                               INDEX TO EXHIBITS
                             ---------------------


SEC Ref     Page
No.         No.       Description
-------     ----      -----------

Ex-3(i)      *1*      Articles of Incorporation of the Company, filed with
                      the State of Nevada on November 19, 1997.

Ex-3(ii)     *1*      Bylaws of the Company.

Ex-10.1      *2*      Promissory Note dated February 1, 2000 executed by the
                      Company.

Ex-10.2      *2*      Promissory Note dated June 1, 2000 executed by the
                      Company.

Ex-10.3      *3*      Employment Agreement by and between the Company and
                      Tammy Gehring dated January 1, 2001.

Ex-10.4      *3*      Rental/Utilities Agreement by and between the Company
                      and Tammy Gehring dated January 1, 2001.

Ex-10.5      22       Rental/Utilities Agreement by and between the Company
                      and Tammy Gehring dated October 1, 2001.

Ex-99.1      24       Board of Directors resolution dated October 1, 2001,
                      authorizing to terminate the Rental/Utilities
                      Agreement effective January 1, 2001.


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