Form 10KSB
period 2001-12-31
TEQ 1 CORP
filed 2002-04-17
CIK 1111865

                  U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                Form 10-KSB
(Mark One)
     [X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the calendar year ended December 31, 2001.

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-SB or any amendment to this Form 10-KSB. [ ]

     The issuer's total revenues for the year ended December 31, 2001 were $15,543.

     The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 15, 2002, was $0.00.

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of March 15, 2002, was 1,369,500 shares.

                                TABLE OF CONTENTS
                               -------------------


                                      PART I

Item Number and Caption                                                  Page
-----------------------                                                  ----

ITEM 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . . . .  3

ITEM 2.  DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . . . .  7

ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . . . .  8

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . .  8


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS . . . .  8

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS . . .  9

ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . . . . 11

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE . . . . . . . . . . . . . . . . . . . . 12


                                     PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. . . . . . . . 12

ITEM 10.  EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . 13

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 14

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . 14

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . . 15


         SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . 16

         INDEX TO EXHIBITS . . . . . . . . . . . . . . . . . . . . . . . 17

                                   PART I

-----------------------------------------------------------------------------
ITEM 1.   DESCRIPTION OF BUSINESS
-----------------------------------------------------------------------------

BACKGROUND

     We were incorporated under the laws of the State of Nevada on November 19, 1997. Until December 2000, our Company's activities were limited primarily to its organization, obtaining capitalization and the process of becoming a reporting company under the Securities Exchange Act of 1934.

     In December of 2000, we focused our efforts on the business plan of providing electronic filing services. Our Company provides electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the SEC through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR").

     In 1984, the SEC initiated the EDGAR system to automate the receipt, processing, and dissemination of documents required to be filed under the Securities Act, the Exchange Act, the Public Utility Act, the Trust Indenture Act, and the Investment Company Act. The EDGAR system's broad and rapid dissemination benefits the public by allowing investors and others to obtain information rapidly in electronic format and is displayed on the SEC's web site http://www.sec.gov. Electronic format is easy to search and lends itself readily to financial analysis, using spreadsheets and other methods.

BUSINESS

     We provide electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the SEC through the SEC's electronic system EDGAR.

     There are currently approximately 10,000 public companies whose securities are quoted and traded on either a national securities exchange, such as the American or New York Stock Exchange, or on electronic exchanges such as the National Association of Securities Dealers ("NASD") Automated Quotation System ("NASDAQ") and the NASD Over-the-Counter ("OTC") Bulletin Board ("BB"). At a minimum, each public company must file, through the SEC's EDGAR system, an annual report on Form 10-K or Form 10-KSB and three quarterly reports on Form 10-Q or Form 10-QSB. Most companies make substantially more filings because of registration statements, reorganizations, mergers and acquisitions, name changes, material events affecting the companies and a variety of other reasons required by law. In addition, officers and directors of the companies as well as large and/or influential shareholders must make filings on changes in their status with the companies. Literally hundreds of thousands of filings are made annually with the SEC and the number continues to grow, as companies become new members to the securities markets.

     We seek to capture a portion of the electronic filings made by participants in this market by providing service at a price that is at least 20% lower than the average prices the Company has found to be charged by its competitors. We provide EDGAR filing services primarily to public corporations and individuals by marketing services to these groups directly or through legal and accounting firms.

     We offer electronic filing services utilizing only the traditional ASCII filing format. Our turnaround time for ASCII based files is expected to be 36 hours for digital documents and 72 hours for hard copy or hand-keyed documents. We do not offer the HTML filing format at this time, nor do we submit unofficial copies of files in PDF.

     Some of our services include 1) creating a new client account with the Company, 2) assistance with applying for EDGAR Access Codes, 3) conversion of documents into an EDGAR acceptable format "EDGAR-ready", 4) obtaining client approval of filing documents, 5) editing client changes, 6) electronic filing or transmission of the documents utilizing the EDGAR system and 7) forwarding SEC notifications of acceptance to clients.

     To make a client's filing "EDGAR-ready", we convert documents that have been prepared by clients into an ASCII format. Additionally, the Company inserts required information, such as submission header and document data.
The documents are then run through computer based validation programs to check certain required information.

     Upon our receipt of the client's final draft, we complete it by inserting the SEC's required information. We then will "Test" file the document. Upon written authorization from client, the document will be filed "Live" with the SEC. We require that written authorizations are provided to us at least two hours before the document is to be transmitted Live to the SEC. Written authorizations can be in the form of a letter signed by an authorized signer of the client, or merely the required signatures on the signature page of such document to be filed. Shortly after a document is transmitted Live to the SEC, we request that the SEC confirm the acceptance of the document via email. We then forward such confirmation to our clients, by e-mail, fax or otherwise.

     Most documents are delivered to us from our clients either by e-mail or computer disk. For additional charges, we also provide typing and data entry services for documents delivered in paper format. Our usual turnaround time
of 36 hours generally doubles when we perform typing services.   However, we
do not provide any form of legal or accounting advice or editing services beyond corrections explicitly requested by the client.

     We currently charge fees based upon the number of pages we transmit to the SEC, the number of pages in a document, the number of pages with tables, the deadlines imposed by the filer and the amount of editing required.

     Our transmission fee includes all Test filings and Live filings. We will not transmit a Live filing until we receive an authorized signature by our client. We double our transmission fee for filings received and to be filed on major deadlines, including March 31st through April 2nd, May 15th, August 14th, and November 14th. We also apply a rush charge to document processing that requires less than a 36 hour turnaround time for digital documents or 72 hour turnaround time for hard copy/hand keyed or scanned documents. In general, requests for changes to be made to a document we have already converted into an ASCII format, is normal. We perform minor changes without charge. If more than five changes are requested by a client, then we impose editing charges on a per page basis.

     The EDGAR system will not receive, process, or accept filings on certain federal holidays, usually including Martin Luther King, Jr. Day, Presidents Day, Memorial Day, Independence Day, Labor Day, Columbus Day, Veterans Day, Thanksgiving Day, and Christmas Day. We also do not offer services on these days. In addition to the mentioned federal holidays, we generally do not offer services on New Years Day, Pioneer Day (the 24th of July), Christmas Eve Day, and New Years Eve Day.

     Additionally, when we file amendments to documents previously filed by us, we will bill our clients at different rates. For example, in a document with only a few changes, the client may be charged only a transmission fee. In a document with many changes, the client may be charged editing charges, plus the transmission fee.

     Upon confirmation and delivery of the SEC's acceptance of the client's filing, the Company bills its clients and records the fees as revenues. An invoice is generated to the client and payment is due within 30 days or the Company begins charging interest on the outstanding balance at the rate of 1.5% per month.

     Currently, we have approximately one dozen clients to whom we provide our electronic filing services on an ongoing basis, and at least five clients to whom we provide our electronic filing services on an irregular basis. At December 31, 2001, we had three clients, each of whom represented greater than 10% of the Company's total revenue. See "Note 8 - Concentration" of our December 31, 2001 audited financial statements. If we were to lose business from any one of these three clients, our financial condition could be negatively affected.

     At present, there is no plan to be involved in a business combination.

MARKETING

     To date, we have attracted a limited clientele through word-of-mouth advertising. Within the calendar year 2002, using present staff, we primarily plan to advertise through word-of-mouth, but may implement a routine of telemarketing and direct mail on an as needed basis to attract additional clientele. We expect most of our clientele during this time to come from these methods of marketing.

     We intend to implement a campaign of direct mail to a database of publicly held companies as well as legal and accounting firms specializing in securities practices, also on an as needed basis. Additionally, we intend to engage in a regular campaign of e-mail marketing and may develop a web site on the Internet.

     Initially, we expect to target smaller public companies that are not large enough to require a full-time or even part-time employee to handle their filings and who would thereby benefit from outsourcing such services to the Company. As our Company grows, hires additional personnel and can benefit from certain economies of scale, it will seek to target larger companies for the purposes of replacing their in-house staff.

     Because of the nature of our business and the improvements in technology, we do not foresee geographical barriers to the Company's market. Most of our business can be managed by mail, fax or e-mail and does not require much travel.

     We do not believe that we will be affected by seasonal factors. However, many companies file reports on a calendar year end basis. As a result, we expect that a greater percentage of our business will occur around the deadlines set forth by the SEC for companies filing on a calendar year end basis. Such deadlines are forty-five (45) days after the end of each quarter, and ninety (90) days after a Company's year-end.

GOVERNMENT REGULATION

     We are subject to various federal, state, and local rules and regulations. We will seek to comply with the disclosure requirements to which we are subject. Compliance with government regulations can be costly in terms of legal expenses. Although we believe that our operations are in material compliance with current laws and regulations, there can be no assurance that current regulatory requirements will not change. The time and capital of the Company and management could be adversely affected by the need to defend an enforcement action by any government agency, or civil lawsuits, even if the Company and management are ultimately exonerated.

COMPETITION

     Many filers/issuer(s) file disclosure reports, prospectuses, registration statements, and other documents with the SEC in-house without utilizing the services of an outside EDGAR filing agent. As a result, we compete in this segment of the market by offering savings in cost, time and logistics to such companies.

     Other filers utilize the services of law firms or outside EDGAR filing agents who provide services similar to the Company's. We compete in this segment of the market by providing exceptional service, fast turnaround and by offering what we believe to be one of the lowest pricing structures in the industry.

     A majority of our competition comes from law firms and outside EDGAR filing agents who have substantially greater experience, financial and other resources than our Company has. Additionally, there is no assurance that we will be able to respond favorably to competitive pressures.

     We may also face additional competition in the future as new technologies increase the ease with which filings can be made, thereby making it more difficult for us to achieve cost savings and other benefits for existing clients and potential customers.

     The barriers to entry into the Company's industry are very low and can result in continued competitive pressures, thereby having a potentially adverse effect on the Company's financial performance.

EMPLOYEES

     We have one part-time employee, Tammy Gehring, our President, who has been filing documents electronically with the SEC since 1998. For information on agreements we have entered into with Ms. Gehring, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on beginning on page 14. Over the years, the SEC has modified and improved its system several times. Our staff is adequate for our current operations. However, the fact that we have only one person providing our filing services means that our ability to exploit our market is limited by the hours this individual can commit on a part-time basis. Consequently, the rate of growth of our business is slower than what we could accomplish with more employees. The need for additional personnel and their availability will be determined on an as needed basis. With our current staff we believe we can increase our revenues by 10%-20% by the end of the calendar year 2002. If we are successful in growing our business to this level, we may add employees in the areas of formatting and transmitting documents, bookkeeping, sales and marketing, and technology services to increase our rate of growth.

     We expect to utilize the services of outside consultants, attorneys, and accountants as necessary.

     We do not currently offer any retirement, pension, profit sharing, stock option or insurance programs or other benefits, such as health insurance, vacation pay, overtime pay or retirement plans. However, as we grow and hire additional personnel, we will seek to add employee benefits including an insurance plan, retirement plan, and/or stock option plans.

     Our employee is not part of any collective bargaining arrangements, and the Company's relationship with its employee is good.

INSURANCE

     The Company does not currently maintain any worker's compensation, general office or liability insurance although it expects to acquire such insurance as it hires additional personnel and generates adequate financial resources to allocate to such costs.

-----------------------------------------------------------------------------
ITEM 2.   DESCRIPTION OF PROPERTY
-----------------------------------------------------------------------------

     We are currently operating from the home of our president, at 8542 South Coachman Way, West Jordan, Utah 84088, who provides office space, utilities and computer access. The office space consists of approximately 100 square feet, and no other business is conducted from this location. Through the calendar year ending December 31, 2000, we were not charged for these services due to our minimal operations.

     On January 1, 2001, we entered into Rental/Utilities Agreements with Tammy Gehring for use of office space in her home at a base rent of $100 per month. The agreement is a month-to-month rental arrangement. We also agreed to pay a base utilities/miscellaneous expense of $100 per month to cover phone, fax, Internet, computer use, power, and other office items needed for the operations of TEQ-1 Corporation. This January 1, 2001 agreement was terminated and a new agreement was entered into on October 1, 2001 with the same arrangements, except that the expenses would no longer be accrued. Our business is electronic filing services and we rely on use of these office items. We need no more than this office to maintain records for our operations, since all correspondence with clients is conducted over the email and on the phone. Consequently, we believe our office space is adequate for our current operations. If we are successful in achieving a larger client base, we may hire additional personnel and seek larger office space to house our operations.

     At the present time, the Company's president, using off-the-shelf software programs, maintains our operating and accounting systems. We may utilize the services of outside accounting and bookkeeping firms as we grow.

     We also utilize a local Internet Service Provider ("ISP") for Internet access. We believe our current provider has adequate facilities for our needs in the foreseeable future. Nevertheless, we may, from time to time, experience periods of inaccessibility due to technical problems of our ISP.

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

-----------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------------

     No matters were submitted to vote of the Company's security holders during the Company's most recent calendar year ending December 31, 2001.


                                 PART II

-----------------------------------------------------------------------------
ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------------

MARKET INFORMATION

     No public trading market exists for our securities. We plan to eventually seek listing on the OTCBB. We cannot guarantee that we will obtain a listing, and a regular trading market for our common stock may never develop.

HOLDERS

     As of the date of this report, there were forty-three holders of record of our common stock.

DIVIDENDS

     We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use towards our business plan. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the board of directors deems relevant.





                  [THIS AREA WAS INTENTIONALLY LEFT BLANK]

-----------------------------------------------------------------------------
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS OR PLAN OF
          OPERATIONS
-----------------------------------------------------------------------------

               CALENDAR YEARS ENDED DECEMBER 31, 2001 AND 2000
      AND FROM INCEPTION ON NOVEMBER 19, 1997 THROUGH DECEMBER 31, 2001

RESULTS OF OPERATIONS

     TEQ-1 Corporation is a service company which provides electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR"). We began this business in December 2000.

     The Company had $15,543 in revenues for the calendar year ended December 31, 2001, $334 revenues for the calendar year ended December 31, 2000 and $15,877 in revenues from inception on November 19, 1997 through December 31, 2001. The Company incurred $3,831 in net operating losses for the calendar year ended December 31, 2001 as compared to $2,375 in net operating losses for the calendar year ended December 31, 2000 and $8,021 from inception on November 19, 1997 through December 31, 2001.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each year was $0.00 per share and from inception was $0.01.

     General and administrative expenses for all periods ended consisted of accrued salary for our employee, office expenses, outside services and professional fees, and accounting and auditing costs. These expenses were $19,033 for the calendar year ended December 31, 2001, $2,435 for the calendar year ended December 31, 2000 and $23,203 from inception on November 19, 1997 through December 31, 2001.

     Interest expense for the calendar year ended December 31, 2001 and 2000 and from inception on November 19, 1997 through December 31, 2001 was $341, $274, and $695 respectively. This amount is made up of two notes payable. In February 2000, our president loaned us $1,715 for a term of one year at the interest rate of 10% per annum for various administrative expenses. Further, in June 2000, our president loaned us $2,000 for a term of one year at the interest rate of 10% for working capital. On November 30, 2001, we paid off the two loans including interest.

     The accrued salary payable to Tammy Gehring, our president and sole employee, was $12,000 at December 31, 2001. On January 1, 2001, we entered into an Employment Agreement with Tammy Gehring, our sole officer/director/employee, which provides for a $1,000 per month salary for a period of three years commencing January 1, 2001. This agreement stated that the salary shall accrue until the Company has achieved net income of $50,000, at which time the Company will pay 50% of its net income before tax towards reducing the accrued salary liability. This agreement was terminated with a new Employment Agreement dated February 1, 2002 entered into with Ms. Gehring to pay a salary of $1,500 per month, payable Monthly. Ms. Gehring's salary will be paid as funds are available. This February 1, 2002 Employment Agreement also entitles Ms. Gehring to a bonus compensation, which may be awarded at our calendar year end and will be based on, but not limited to, her performance and our income from operations. Such bonus compensation, if awarded, will be treated as a salary increment. In addition, all amounts owed to Ms. Gehring under her prior employment agreement shall be due and payable upon request of Ms. Gehring and shall continue to accrue in our books and records until paid in full.

     Our office rent and utilities through the calendar year ended December 31, 2001 were $2,400, and we expect that this expense will remain at a monthly rate of approximately $200 through the end of 2002. During the years ended December 31, 2000 and 1999, we did not have a need to rent office space. On January 1, 2001, we entered into a rental/utilities agreement with Tammy Gehring, our sole officer/director/employee of the Company, allowing the Company to use office space in her home for the operations of the Company at a base rent of $100 per month. We also agreed to pay her a base utilities/miscellaneous expense of $100 per month designated for, but not limited to, heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. This rental/utilities agreement stated that the rent was to be accrued until the Company has achieved net income of $50,000 at which time the Company would pay 10% of its net income before tax towards reducing the accrued rent liability. The utility portion was to accrue until the Company elected to make payment. On October 1, 2001, this agreement was renegotiated, allowing all accrued rental expenses and further all accrued utilities/miscellaneous expenses through September 30, 2001 to be paid, terminating the January 1, 2001 Rental/Utilities Agreement and further entering into a new Rental/Utilities Agreement effective October 1, 2001. The new agreement allows the Company to continue to use the office space in the home of Ms. Gehring for the operations of the Company at a base rent of $100 per month. In addition, the same base utilities/miscellaneous expense of $100 per month will also be paid, designated for office items needed for the operations of TEQ-1 Corporation. The new rental/utilities agreement is on a month-to-month basis, with the first payment due October 31, 2001 and each payment thereafter being due on the last day of each month.

     The remaining $989 in office expenses, for the calendar year ended December 31, 2001, consisted mainly of office supplies, postage, and bank charges. Outside services for the calendar year ended December 31, 2001 were $610, and we expect to incur outside service expenses on an irregular basis during 2002. Professional fees related to our reporting obligations were $3,034 during the calendar year ended December 31, 2001, and we expect this expense to increase during the year 2002.

     We emphasize that it is management's belief alone regarding the potential market for our electronic filing services that serves as the basis for pursuing this business. If we are wrong, then our revenues will likely stagnate and our ability to grow and develop the business will be substantially impaired. In these circumstances our operations will be limited to what we can afford with limited revenue and resources, and it is unlikely TEQ-1 Corporation will generate any meaningful value for its stockholders.

     For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, expenses associated with registration under the Securities Exchange Act of 1934, as amended, and expenses associated with its new business plan, as described herein.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash in the amount of $24,884. All cash held by the Company at December 31, 2001 has come from two notes payable to the Company's president Tammy Gehring, income from operations and the Company's July 1, 2001 offering under Rule 506 of Regulation D.

     For the year ended December 31, 2001, we had $15,543 revenues and a net loss of $3,831, as compared to $334 revenues and a net loss of $2,375 for the year ended December 31, 2000, and compared to $0 in revenues and a net loss of $257 for the year ended December 31, 1999.

     We have no plans or arrangements for raising additional capital for our business and have no need to raise additional capital over the next 12 months to fund our current operations. Nevertheless, we may explore the possibility of obtaining outside financing if we believe we can use that financing to substantially expand our operations. There is no assurance additional capital will be available to us and on acceptable terms.

PLAN OF OPERATIONS

     Recently, the Company turned to its new business plan of providing electronic filing services. The Company will provide electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR"). The Company remains in the development stage and, since inception, has had $15,877 in revenues. At December 31, 2001, the Company had a working capital of $18,273 and cash in the amount of $24,884.

     On June 22, 2001, we authorized a private offering under Rule 506 of Regulation D (the "Offering") to raise additional working capital for the Company. The Company offered three hundred thousand (300,000) shares of its $0.001 par value common stock at a price of $0.10 per share in the Offering (the "Shares"). This Offering commenced July 1, 2001 and was to continue through September 30, 2001. On September 30, 2001, we extended the Offering through November 30, 2001, an additional sixty (60) days. Upon closing on November 30, 2001, the Company sold 269,500 Shares under the Offering.

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

     Management expects that the Company will continue generating small amounts of revenue during the first two calendar quarters of 2001 from the Company's current clients. As the Company attracts more clientele, revenues are expected to increase.

-----------------------------------------------------------------------------
ITEM 7.   FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

     Filed herewith, as pages F-1 through F-9, are the Company's audited financial statements for the calendar years ended December 31, 2001 and 2000 and for the period from inception on November 19, 1997 through December 31, 2001.

                               TEQ-1 CORPORATION
                         [A Development Stage Company]




                                   CONTENTS

                                                                    PAGE
                                                                    ----

    - Independent Auditors' Report                                    1


    - Balance Sheet, December 31, 2001                                2


    - Statements of Operations, for the years ended
       December 31, 2001 and 2000 and for the period
       from inception on November 19, 1997 through
       December 31, 2001                                              3


    - Statement of Stockholders' Equity, from inception on
        November 19, 1997 through December 31, 2001                   4


    - Statements of Cash Flows, for the years ended
       December 31, 2001 and 2000 and for the period
       from inception on November 19, 1997 through
       December 31, 2001                                              5


    -  Notes to Financial Statements                              6 - 9

                         INDEPENDENT AUDITORS' REPORT



Board of Directors
TEQ-1 CORPORATION
Salt Lake City, Utah

We have audited the accompanying balance sheet of TEQ-1 Corporation [a development stage company] at December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on November 19, 1997 through December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of TEQ-1 Corporation [a development stage company] as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and for the period from inception on November 19, 1997 through December 31, 2001, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has just recently commenced operations and has incurred losses since its inception, raising substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

March 22, 2002
Salt Lake City, Utah

                               TEQ-1 CORPORATION
                          [A Development Stage Company]

                                 BALANCE SHEET


                                    ASSETS


                                                             December 31,
                                                                2001
                                                             ___________
      CURRENT ASSETS:
       Cash in bank                                          $    24,884
       Accounts receivable, net of allowance for doubtful
        accounts of $492                                           6,095
                                                             ___________
             Total Current Assets                                 30,979

      OTHER ASSETS:
       Deposits                                                      328
                                                             ___________
                                                             $    31,307
                                                             ___________


                     LIABILITIES AND STOCKHOLDERS' EQUITY


   CURRENT LIABILITIES:
     Accounts payable                                        $       706
     Accrued expenses - related party                             12,000
                                                             ___________
            Total Current Liabilities                             12,706
                                                             ___________

   STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                     -
     Common stock, $.001 par value, 20,000,000 shares
      authorized, 1,369,500 shares issued and
           outstanding                                             1,369
     Capital in excess of par value                               25,253
     Deficit accumulated during the development stage             (8,021)
                                                             ___________
             Total Stockholders' Equity                           18,601
                                                             ___________
                                                            $     31,307
                                                             ___________





   The accompanying notes are an integral part of this financial statement.

                                            TEQ-1 CORPORATION
                                      [A Development Stage Company]

                                        STATEMENTS OF OPERATIONS


                                                                 For the           From Inception
                                                                Year Ended         on November 19,
                                                              December 31,          1997 through
                                                         _______________________     December 31,
                                                            2001        2000             2001
                                                         __________   __________     _____________
REVENUE:
  Sales, net of discounts and allowances                 $   15,543   $       334    $       15,877

EXPENSES:
  General and administrative                                 19,033         2,435            23,203
                                                        ___________   ___________     _____________

LOSS  FROM OPERATIONS                                        (3,490)       (2,101)           (7,326)
                                                         __________    __________     _____________
OTHER EXPENSE:
     Interest expense                                          (341)         (274)             (695)
                                                         __________    __________     _____________

LOSS BEFORE INCOME TAXES                                     (3,831)       (2,375)           (8,021)

CURRENT INCOME TAXES                                              -             -                 -

DEFERRED INCOME TAXES                                             -             -                 -
                                                         __________    __________     _____________

NET LOSS                                                 $   (3,831)    $   (2,375)    $      (8,021)
                                                         __________     __________     _____________

LOSS PER SHARE                                           $     (.00)    $    (.00)     $        (.01)
                                                         __________     __________     _____________




                 The accompanying notes are an integral part of these financial statements.

                                                    F-3

                                             TEQ-1 CORPORATION
                                       [A Development Stage Company]

                                     STATEMENT OF STOCKHOLDERS' EQUITY

                               FROM THE DATE OF INCEPTION ON NOVEMBER 19, 1997

                                        THROUGH DECEMBER 31, 2001


                                                                                               Deficit
                                                                                             Accumulated
                                        Preferred Stock        Common Stock      Capital in   During the
                                      ____________________ _____________________  Excess of   Development
                                       Shares     Amount     Shares      Amount   Par Value     Stage
                                      _________  _________ ___________  ________  _________  ___________

BALANCE, November 19, 1997                    -    $    -            -  $      -  $       -  $         -

Issuance of 1,100,000 shares of
  common stock for services rendered
  valued at $1,100, or $.001 per share,
  November 1997                               -          -   1,100,000     1,100          -            -

Net loss for the period ended
  December 31, 1997                           -          -           -         -          -       (1,383)
                                      _________  _________ ___________  ________  _________  ___________
BALANCE, December 31, 1997                    -          -   1,100,000     1,100          -       (1,383)

Net loss for the year ended
  December 31, 1998                           -          -           -         -          -         (175)
                                      _________  _________ ___________  ________  _________  ___________
BALANCE, December 31, 1998                    -          -   1,100,000     1,100          -       (1,558)

Net loss for the year ended
  December 31, 1999                           -          -           -         -          -         (257)
                                      _________  _________ ___________  ________  _________  ___________
BALANCE, December 31, 1999                    -          -   1,100,000     1,100          -       (1,815)

Net loss for the year ended
  December 31, 2000                           -          -           -         -          -       (2,375)
                                      _________  _________ ___________  ________  _________  ___________
BALANCE, December 31, 2000                    -          -   1,100,000     1,100          -       (4,190)

Issuance of 269,500 shares of
  common stock for cash of $26,950,
  or $.10 per share, net of stock
  offering costs of $1,428, July
  through December 2001                       -          -     269,500       269    25,253             -

Net loss for the year ended
  December 31, 2001                           -          -           -         -         -        (3,831)
                                      _________   ________ ___________  ________ _________   ___________
BALANCE, December 31, 2001                    -   $      -   1,369,500  $  1,369 $  25,253   $    (8,021)
                                      _________  _________ ___________ _________ _________   ___________











                  The accompanying notes are an integral part of this financial statement.

                                                    F-4

                                            TEQ-1 CORPORATION
                                       [A Development Stage Company]

                                         STATEMENTS OF CASH FLOWS


                                                                        For the            From Inception
                                                                      Year Ended           on November 19,
                                                                     December 31,           1997 through
                                                                _______________________      December 31,
                                                                  2001          2000            2001
                                                               __________     __________    _____________
Cash Flows From Operating Activities:
     Net loss                                                  $   (3,831)    $   (2,375)   $      (8,021)
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
          Bad debt expense                                            492              -              492
          Stock issued for services                                     -              -            1,100
          Changes in assets and liabilities:
               (Increase) in accounts receivable                   (6,253)          (334)          (6,587)
               (Increase) in deposits                                (328)             -             (328)
               Increase in accounts payable                           706              -              706
               Increase in accrued expenses - related party        11,726            274           12,080
                                                               __________     __________    _____________
                  Net Cash (Used) by Operating Activities           2,512         (2,435)            (558)
                                                               __________     __________    _____________

Cash Flows From Investing Activities                                    -              -                -
                                                               __________     __________    _____________
                  Net Cash Provided by Investing Activities             -              -                -
                                                               __________     __________    _____________

Cash Flows From by Financing  Activities:
     Proceeds from notes payable - related party                        -          3,000            3,635
     Payments on notes payable - related party                     (3,715)             -           (3,715)
     Proceeds from issuance of common stock                        26,950              -           26,950
     Payments for stock offering costs                             (1,428)             -           (1,428)
                                                               __________     __________    _____________
                  Net Cash Provided by Financing Activities        21,807          3,000           25,442
                                                               __________     __________    _____________
Net Increase in Cash                                               24,319            565           24,884

Cash at Beginning of Period                                           565              -                -
                                                               __________     __________    _____________

Cash at End of Period                                          $   24,884     $      565    $      24,884
                                                               __________     __________    _____________

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                                                $      614     $        -    $         614
       Income taxes                                            $        -     $        -    $           -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the period from inception on November 19, 1997 through December 31,2001:
     On February 1, 2000, the Company extended $80 of unpaid accrued interest owed a related party into a note payable to the related party.

On November 19, 1997, the Company issued 1,100,000 shares of its common stock for services rendered valued at $1,100.


                 The accompanying notes are an integral part of these financial statements.

                                                    F-5

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - TEQ-1 Corporation ("the Company") was organized under the laws of the State of Nevada on November 19, 1997. The primary plan of operations of the Company is providing electronic filing services with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - "Electronic Data Gathering Analysis and Retrieval" or "EDGAR". The Company has not generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued.
     SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reclassification - The financial statements for years prior to December 31, 2001 have been reclassified to conform to the headings and classifications used in the December 31, 2001 financial statements.

NOTE 2 - CAPITAL STOCK

     Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at December 31, 2001.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 2 - CAPITAL STOCK [Continued]

     Common Stock - The Company has authorized 20,000,000 shares of common stock. On November 19, 1997, in connection with its organization, the Company issued 1,100,000 shares of its previously authorized but unissued common stock. The shares were issued for services rendered valued at $1,100 (or $.001 per share).

     From July through December 2001, the Company made a private offering of 269,500 shares of its previously authorized but unissued common stock. The shares were issued for cash of $26,950 (or $.10 per share). Stock offering costs of $1,428 were offset against the proceeds in capital in excess of par value.

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

     The Company has available at December 31, 2001, unused operating loss carryforwards of approximately $8,000 which may be applied against future taxable income and which expire in various years through 2021. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefor e, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $2,700 and $1,400 as of December 31, 2001 and 2000, respectively, with an offsetting valuation allowance at each year end of the same amount, resulting in a change in the valuation allowance of approximately $1,300 during the year ended December 31, 2001.

NOTE 4 - RELATED PARTY TRANSACTIONS

     Notes Payable - The Company had two notes payable due to an officer/shareholder of the Company. One note for $2,000 was due on demand. The other note, for $1,715, was due February 1, 2002. Both notes accrued interest at 10% per annum. On November 30, 2001, the Company repaid the notes payable with accrued interest of $614.

     Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. As of December 31, 2001, the Company has accrued $12,000 in unpaid salary expense.

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 4 - RELATED PARTY TRANSACTIONS [Continued]

     Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in her home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for, but not limited to, heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. During the years ended December 31, 2001 and 2000, the Company paid rent and utilities/miscellaneous expenses totaling $1,200 and $0.

NOTE 5 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has just recently commenced operations and has incurred losses since its inception, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 6 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                                         For the              From Inception
                                                        Year Ended            on November 19,
                                                        December 31,           1997 through
                                                   _____________________        December 31,
                                                      2001       2000              2001
                                                   _________   _________       _____________
     Loss from continuing operations available
     common shareholders (numerator)               $  (3,831)  $  (2,375)      $      (8,021)
                                                   _________   _________       _____________
     Weighted average number of common
     shares outstanding used in loss per share
     for the period (denominator)                  1,178,596   1,100,000           1,119,087
                                                   _________   _________       _____________

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

                               TEQ-1 CORPORATION
                        [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 7 - COMMITMENTS AND AGREEMENTS

     Employment Agreement - The Company has entered into an employment agreement with its sole officer and director. The agreement provides for a $1,000 per month salary for a period of three years commencing January 1, 2001. The salary shall accrue until the Company has achieved net income of $50,000 at which time the Company will pay 50% of its net income before tax towards reducing the accrued salary liability. As of December 31, 2001, the Company has accrued $12,000 in unpaid salary expense. Subsequently, this agreement was renegotiated [See Note 9].

     Rental/Utilities Agreement - The Company has entered into a rental/utilities agreement with its sole officer and director. The agreement provides for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. During the years ended December 31, 2001 and 2000, the Company paid rent and utilities/miscellaneous expenses totaling $1,200 and $0.

NOTE 8 - CONCENTRATION

     During the year ended December 31, 2001, a significant percentage of the Company's total sales were made to three clients. The following table lists the total sales made to clients that accounted for 10% or more of total sales during the year ended December 31, 2001:

               Client A             17%
               Client B             15%
               Client C             11%

     The loss of these significant customers could adversely affect the Company's business and financial condition.

NOTE 9 - SUBSEQUENT EVENT

     On February 1, 2002, the Company renegotiated its employment agreement with its sole officer and director. The new agreement provides for a $1,500 per month salary for a period of one year commencing February 1, 2002.

-----------------------------------------------------------------------------
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------------

     Not Applicable.


                                 PART III

-----------------------------------------------------------------------------
ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
-----------------------------------------------------------------------------

DIRECTORS AND EXECUTIVE OFFICERS

     The directors and executive officers currently serving us are as follows:

 NAME                AGE            POSITION HELD                 SINCE
------              -----          ---------------               -------

Tammy Gehring        27            President, Secretary,         1997
Treasurer and Director

     The directors named above will serve until our next annual meeting of stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors or in accordance with any employment agreement, the terms of which may be further described in this prospectus. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     Our directors and officers will devote time to our affairs on an "as needed" basis. As a result, the actual amount of time, which they will devote to our affairs, is unknown and is likely to vary substantially from month to month. Ms. Gehring, our sole employee, may spend at least twenty hours a week on Company business, which should be sufficient to fulfill company obligations at the present time. Her current employment agreement with us does not obligate her to spend a certain amount of time for our business.

BIOGRAPHICAL INFORMATION

     Tammy Gehring, age 27, has been President, Secretary, Treasurer and Director of the Company since inception. Ms. Gehring is also employed as an executive assistant with Park Street Investments, Inc., a local financial consulting firm, where she has been employed since June 1997 on a full-time basis. Through her employment there, Ms. Gehring provided EDGAR filing services for clients since September 1998. Ms. Gehring has routine office and administrative responsibilities, including preparation and revision of assorted documents, among other tasks. Park Street Investments no longer provides EDGAR filing services and there is currently no conflict of interest between the Company and Ms. Gehring's employer with regard to the Company's services. Subsequently, during February 2002, Ms. Gehring changed her full-time employment with Park Street Investments to a part-time basis, mainly due to the required services and time necessary for the operations of TEQ-1 Corporation.

     Prior to June 1997, Ms. Gehring was employed as an administrative assistant of Canton Financial Services Corporation, now known as Hudson Consulting Group, Inc., another local financial consulting firm, since February 1996, Previous to that, Ms. Gehring was an accounting and finance student at Salt Lake Community College. Ms. Gehring served as the president and a director of Flexweight Corporation from August 1996 through May 1998. Ms. Gehring also served as the secretary, treasurer and a director of Area Investment and Development Company from September 1997 through February 2000. In February 2000, Ms. Gehring resigned her positions as the secretary and treasurer of the company and continued as a director through February 2001, an additional year.

SECTION 16(A) FILING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of TEQ-1 Corporation and persons who own more than ten percent (10%) of a registered class of its equity securities to file reports of ownership and changes in their ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission, and forward copies of such filings to TEQ-1 Corporation.

     Based on the copies of filings received by TEQ-1 Corporation, Tammy Gehring, our sole officer, director, and beneficial owner of more than ten percent of the equity securities of TEQ-1 Corporation registered pursuant to
Section 12 of the Securities Exchange Act of 1934, was late in filing her Form 3, and late in filing her Form 5 for the year ended 2000.

-----------------------------------------------------------------------------
ITEM 10.  EXECUTIVE COMPENSATION
-----------------------------------------------------------------------------

     We have only one executive officer, Tammy Gehring, who serves as our president, secretary, and treasurer. No compensation was paid to Ms. Gehring for her services in any of the three calendar years ended December 31, 2000, 1999, and 1998. Ms. Gehring continues to receive no compensation for her services as a director.

     On January 1, 2001, we entered into an Employment Agreement with Tammy Gehring, our sole officer/director/employee, which provides for a $1,000 per month salary for a period of three years commencing January 1, 2001. This agreement stated that the salary shall accrue until the Company has achieved net income of $50,000, at which time the Company will pay 50% of its net income before tax towards reducing the accrued salary liability. This agreement was terminated with a new Employment Agreement dated February 1, 2002 entered into with Ms. Gehring to pay a salary of $1,500 per month, payable Monthly. Ms. Gehring's salary will be paid as funds are available. This February 1, 2002 Employment Agreement also entitles Ms. Gehring to a bonus compensation, which may be awarded at our calendar year end and will be based on, but not limited to, her performance and our income from operations. Such bonus compensation, if awarded, will be treated as a salary increment. In addition, all amounts owed to Ms. Gehring under her prior employment agreement shall be due and payable upon request of Ms. Gehring and shall continue to accrue in our books and records until paid in full.

     We have no "key person" life insurance coverage on the life of our sole officer and director, and have no present intention to purchase such coverage, due to its prohibitive cost.

-----------------------------------------------------------------------------
Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------------

     The following table sets forth, as of the date of this prospectus, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold five percent or more of our outstanding common stock. Also included are the shares held by all executive officers and directors as a group.

AMOUNT AND NATURE OF
NAME OF BENEFICIAL OWNER      BENEFICIAL OWNERSHIP     PERCENT OF CLASS
------------------------      --------------------     ----------------

Tammy Gehring                 1,000,000                73.02%
8542 South Coachman Way
West Jordan, Utah 84088

Tyson Schiff                  69,000                    5.04%
1528 East St. Marks Court
Salt Lake City, Utah 84124

All Executive Officers &
Directors as a Group
(One Person)                  1,000,000                73.02%
------------------

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

-----------------------------------------------------------------------------
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------------------------

     During the calendar years ended December 31, 2000 and 1999, our sole officer/director/employee did not receive any type of compensation. On January 1, 2001, we entered into an Employment Agreement with Tammy Gehring, our sole employee, which provides for a $1,000 per month salary for a period of three years commencing January 1, 2001. This agreement stated that the salary shall accrue until the Company has achieved net income of $50,000, at which time the Company will pay 50% of its net income before tax towards reducing the accrued salary liability. This agreement was terminated with a new Employment Agreement entered into with Ms. Gehring to pay a salary of $1,500 per month, payable Monthly. Ms. Gehring's salary will be paid as funds are available. The February 1, 2002 Employment Agreement also entitles Ms. Gehring to a bonus compensation, which may be awarded at our calendar year end and will be based on, but not limited to, her performance and our income from operations. Such bonus compensation, if awarded, will be treated as a salary increment. In addition, all amounts owed to Ms. Gehring under her prior employment agreement shall be due and payable upon request of Ms. Gehring and shall continue to accrue in our books and records until paid in full. Under the Employment Agreement Ms. Gehring is entitled to participate in any health insurance, life insurance, stock option, retirement, pension, or profit-sharing programs we establish for the benefit of employees, but we have yet to establish any such benefits or plans and have no intention of doing so at the present time. TEQ-1 Corporation has the right to terminate the Employment Agreement on thirty days written notice in the event of a sale of substantially all our assets, the sale or disposition of shares representing more than 50 percent of the outstanding common stock of TEQ-1 Corporation, or a merger or consolidation after which our stockholders immediately prior to the transaction hold less than 50 percent of the issued and outstanding shares after the transaction.

     On January 1, 2001 and renegotiated on October 1, 2001, we entered into a month-to-month Rental/Utilities Agreement with Tammy Gehring for use of office space in her home at a base rent of $100 per month. We also agreed to pay a base utilities/miscellaneous expense of $100 per month for phone, fax, Internet, computer use, and any other office items needed for the operations of TEQ-1 Corporation.

     On June 1, 2000, Tammy Gehring, the Company's president, loaned the Company $2,000 for a term of one year at an interest rate of 10% per annum for working capital purposes. On June 1, 2001, Ms. Gehring extended the term of the note payable plus accrued interest to be due upon demand. The note is not secured by any of the Company's assets. On November 30, 2001, TEQ-1 Corporation paid off this loan including interest of $300.04.

     On February 1, 2000, Ms. Gehring loaned the Company $1,715 for a term of one year at an interest rate of 10% per annum for various administrative expenses. On February 1, 2001, Ms. Gehring extended the term of the note payable for an additional year. The note plus accrued interest is due in full on February 1, 2002 and is not secured by any of the Company's assets. On November 30, 2001, TEQ-1 Corporation paid off this loan including interest of $314.40.

     Effective November 23, 1997, the Company issued 1,000,000 shares to Tammy Gehring, its founding director, for services rendered in connection with the Company's formation and organization, valued at $1,000. Also effective November 23, 1997, the Company issued to Tyson Schiff a total of 100,000 shares of common stock for services rendered in connection with the Company's formation and organization, valued at $100. The formation and organization of the Company consisted of preparation and filing of documents, such as articles of incorporation. Mr. Schiff merely assisted Ms. Gehring is this task.

-----------------------------------------------------------------------------
ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

(a) Exhibits. Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 17 of this Form 10-KSB. The Index to Exhibits is incorporated herein by reference.

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

                                   TEQ - 1 CORPORATION


                                      /S/ TAMMY GEHRING
                                   ----------------------------------------
Date:   April 16, 2001             By: Tammy Gehring, President, Secretary
                                                       Treasurer, Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      /S/ TAMMY GEHRING
                                   ----------------------------------------
Date:   April 16, 2001             By: Tammy Gehring, Director

                               INDEX TO EXHIBITS
                             ---------------------
SEC Ref     Page
No.         No.      Description
-------     ----     -----------

3.1(i)      *1*      Articles of Incorporation of the Company, filed with the
                     State of Nevada on November 19, 1997.

3.1(ii)     *1*      Bylaws of the Company.

5.1         *5*      Opinion and consent of Gerald Einhorn, Esq., dated
                     December 14, 2001.

10.1        *2*      Promissory Note dated February 1, 2000 executed by the
                     Company.

10.2        *2*      Promissory Note dated June 1, 2000 executed by the
                     Company.

10.3        *3*      Employment Agreement by and between the Company and Tammy
                     Gehring dated January 1, 2001.

10.4        *3*      Rental/Utilities Agreement by and between the Company and
                     Tammy Gehring dated January 1, 2001.

10.5        *4*      Rental/Utilities Agreement by and between the Company and
                     Tammy Gehring dated October 1, 2001.

10.6        *5*      Employment Agreement by and between the Company and Tammy
                     Gehring dated February 1, 2002.

23.1        *5*      Consent of Pritchett, Siler & Hardy, P.C., dated
                     March 8, 2002.

99.1        *4*      Board of Directors resolution dated October 1, 2001,
                     authorizing termination of the Rental/Utilities Agreement effective January 1, 2001.

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

*4* The listed exhibits are incorporated herein by this reference to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001, filed by the Company with the Securities and Exchange Commission on November 13, 2001.

*5* The listed exhibits are incorporated herein by this reference to the Registration Statement on Form SB-2, filed by the Company with the Securities and Exchange Commission on March 12, 2002.