Form 10QSB
period 2002-03-31
TEQ 1 CORP
filed 2002-05-20
CIK 1111865

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2002.

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

     The number of shares outstanding of the Company's common stock ($0.001 par value), as of May 20, 2002, was 1,369,500 shares.

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


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . .17


ITEM 5.   OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . .18


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K. . . . . . . . . . . . . . . .18


     SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .19

                       PART I - FINANCIAL INFORMATION

-----------------------------------------------------------------------------
ITEM 1.   FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

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











                    [THIS SPACE INTENTIONALLY LEFT BLANK]

                              TEQ-1 CORPORATION
                        [A Development Stage Company]




                                   CONTENTS

                                                                       PAGE
                                                                       ----
     --   Unaudited Condensed Balance Sheets, March 31,
             2002 and December 31, 2001                                  2


     --   Unaudited Condensed Statements of Operations,
              for the three months ended March 31, 2002 and
              2001 and for the period from inception on
              November 19, 1997 through March 31, 2002                   3


     --   Unaudited Condensed Statements of Cash Flows,
            for the three months ended March 31, 2002 and
            2001 and for the period from inception on
            November 19, 1997 through March 31, 2002                     4


     --   Notes to Unaudited Condensed Financial Statements          5 - 9







                                     -1-

                                  TEQ-1 CORPORATION
                            [A Development Stage Company]

                         UNAUDITED CONDENSED BALANCE SHEETS


                                       ASSETS



                                                             March 31,    December 31,
                                                               2002           2001
                                                            ___________    ___________
CURRENT ASSETS:
  Cash in bank                                              $    24,257    $    24,884
  Accounts receivable, net of allowance for doubtful
    accounts of $1,323 and $492, respectively                     9,076          6,095
                                                            ___________    ___________
        Total Current Assets                                     33,333         30,979

OTHER ASSETS:
  Deposits                                                          144            328
                                                            ___________    ___________

                                                            $    33,477    $    31,307
                                                            ===========    ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                          $       270   $        706
  Accrued expenses - related party                               16,000         12,000
                                                            ___________    ___________
        Total Current Liabilities                                16,270         12,706
                                                            ___________    ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                      -              -
  Common stock, $.001 par value, 20,000,000 shares
    authorized, 1,369,500 shares issued and
    outstanding                                                   1,369          1,369
  Capital in excess of par value                                 25,253         25,253
  Deficit accumulated during the development stage               (9,415)        (8,021)
                                                            ___________    ___________
        Total Stockholders' Equity                               17,207         18,601
                                                            ___________    ___________

                                                            $    33,477    $    31,307
                                                            ===========    ===========

Note: The balance sheet at December 31, 2001 was taken from the audited financial statements at that date and condensed.

             The accompanying notes are an integral part of these
                   unaudited condensed financial statements.

                                     -2-
                                                                           6

                                     TEQ-1 CORPORATION
                               [A Development Stage Company]

                        UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                         For the Three        From Inception
                                                         Months Ended         on November 19,
                                                           March 31,           1997 Through
                                                  _________________________      March 31,
                                                     2002           2001           2002
                                                  __________     __________     __________
REVENUE:
  Sales, net of discounts and allowances          $    3,983     $      336     $   19,860

EXPENSES:
  General and administrative                           5,377          4,855         28,580
                                                  __________     __________     __________

LOSS FROM OPERATIONS                                  (1,394)        (4,519)        (8,720)

OTHER EXPENSE:
  Interest expense                                         -            (93)          (695)
                                                  __________     __________     __________

LOSS BEFORE INCOME TAXES                              (1,394)        (4,612)        (9,415)

CURRENT INCOME TAXES                                       -              -              -

DEFERRED INCOME TAXES                                      -              -              -
                                                  __________     __________     __________

NET LOSS                                          $   (1,394)    $   (4,612)    $   (9,415)
                                                  __________     __________     __________

LOSS PER SHARE                                    $     (.00)    $     (.00)    $     (.01)
                                                  __________     __________     __________



                   The accompanying notes are an integral part of these
                         unaudited condensed financial statements.

                                         -3-
                                                                           7

                                       TEQ-1 CORPORATION
                                 [A Development Stage Company]

                          UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                   For the Three       From Inception
                                                                    Months Ended       on November 19,
                                                                      March 31,        1997 through,
                                                                 _____________________    March 31,
                                                                   2002        2001         2002
                                                                 _________   _________   ___________
Cash Flows From Operating Activities:
  Net loss                                                       $  (1,394)  $  (4,612)  $    (9,415)
  Adjustments to reconcile net loss to net cash
   provided (used) by operating activities:
     Bad debt expense                                                  831           -         1,323
     Stock issued for services rendered                                  -           -         1,100
     Changes in assets and liabilities:
       (Increase) in accounts receivable                            (3,812)        334       (10,399)
       (Increase) decrease in deposits                                 184           -          (144)

       Increase (decrease) in accounts payable                        (436)      1,100           270
       Increase in accrued expenses - related party                  4,000       3,693        16,080
                                                                 _________   _________   ___________
          Net Cash Provided (Used) by Operating Activities           (627)         515        (1,185)
                                                                 _________   _________   ___________

Cash Flows From Investing Activities                                     -           -             -
                                                                 _________   _________   ___________
          Net Cash Provided (Used) by Investing Activities               -           -             -
                                                                 _________   _________   ___________

Cash Flows From Financing Activities:
  Proceeds from notes payable - related party                            -           -         3,635
  Payments on notes payable - related party                              -           -        (3,715)
  Proceeds from issuance of common stock                                 -           -        26,950
  Payments for stock offering costs                                      -           -        (1,428)
                                                                 _________   _________   ___________
          Net Cash Provided by Financing Activities                      -           -        25,442
                                                                 _________   _________   ___________
Net Increase (Decrease) in Cash                                       (627)        515        24,257

Cash at Beginning of the Period                                     24,884         565             -
                                                                 _________   _________   ___________

Cash at End of the Period                                        $  24,257   $   1,080   $    24,257
                                                                 _________   _________   ___________
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
     Interest                                                    $       -   $       -   $         -
     Income taxes                                                $       -   $       -   $         -

Supplemental Schedule of Noncash Investing and Financing Activities:
   For the period from inception on November 19, 1997 through March 31, 2002:
     On February 1, 2000, the Company extended $80 of unpaid accrued interest owed a related party into a note payable to the related party.

     On November 19, 1997, the Company issued 1,100,000 shares of its common stock for services rendered valued at $1,100.


                         The accompanying notes are an integral part of these
                               unaudited condensed financial statements.

                                                -4-
                                                                           8

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

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and 2001 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

  Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.


                                     -5-
                                                                           9

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

  Reclassification - The financial statements for periods prior to March 31, 2002 have been reclassified to conform to the headings and classifications used in the March 31, 2002 financial statements.

NOTE 2 - CAPITAL STOCK

  Preferred stock - The Company has authorized 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares were issued and outstanding at March 31, 2002 and December 31, 2001.

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

  The Company has available at March 31, 2002, unused operating loss carryforwards of approximately $9,400 which may be applied against future taxable income and which expire in various years through 2022. The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,200 and $2,700 as of March 31, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount, resulting in a change in the valuation allowance of approximately $500 during the three months ended March 31, 2002.


                                     -6-
                                                                           10

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

  Management Compensation - For the year ended December 31, 2000, the Company did not pay any compensation to any officer/director of the Company. On January 1, 2001, the Company entered into an employment agreement with an officer/director/employee of the Company to pay $1,000 per month. On February 1, 2002, the Company agreed to increase the salary to $1,500 per month for one year. As of March 31, 2002, the Company has accrued $16,000 in unpaid salary. Salary expense for the three months ended March 31, 2002 and 2001 amounted to $4,000 and $3,000, respectively.

  Office Space/Utilities - During the year ended December 31, 2000, the Company did not have a need to rent office space. On January 1, 2001, the Company entered into a rental/utilities agreement with an officer/director/employee of the Company allowing the Company to use office space in her home for the operations of the Company at a base rent of $100 per month. The Company also agreed to pay the officer/director/employee of the Company a base utilities/miscellaneous expense of $100 per month designated for, but not limited to, heat, power, water, sewer, garbage collection, recycling, phone, fax, Internet, computer, printer and any other office items needed for the operations of the Company, not currently being paid by the Company. During the three months ended March 31, 2002 and 2001, the Company paid rent and utilities/miscellaneous expenses totaling $300 and $300, respectively.

NOTE 5 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has recently commenced operations and has incurred losses since its inception, raising substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


                                     -7-
                                                                           11

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:


                                                 For the Three         From Inception
                                                  Months Ended        on November 19,
                                                    March 31,          1997 through,
                                             _____________________       March 31,
                                                2002         2001          2002
                                             __________   __________   _____________
     Loss from continuing operations
     available to common shareholders
     (numerator)                             $   (1,394)  $   (4,612)  $      (9,415)
                                             __________   __________   _____________
     Weighted average number of
     common shares outstanding used
     in loss per share for the period
     (denominator)                            1,369,500    1,100,000       1,133,234
                                             __________   __________   _____________


  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all period presented that would affect the computation of diluted loss per share.

NOTE 7 - COMMITMENTS AND AGREEMENTS

  Employment Agreement - The Company has entered into an employment agreement with its sole officer and director. The agreement provided for a $1,000 per month salary for a period of three years commencing January 1, 2001. The salary was to accrue until the Company had achieved net income of $50,000 at which time the Company would pay 50% of its net income before tax towards reducing the accrued salary liability. On February 1, 2002, the Company agreed to increase the salary to $1,500 per month for one year and to pay the salary as funds are available. As of March 31, 2002, the Company has accrued $16,000 in unpaid salary.

  Rental/Utilities Agreement - The Company has entered into a rental/utilities agreement with its sole officer and director. The agreement provides for payment of $100 per month for rent and $100 per month for utilities and other incidentals on a month-to-month basis starting January 1, 2001. During the three months ended March 31, 2002 and 2001, the Company paid rent and utilities/miscellaneous expenses totaling $300 and $300, respectively.



                                      -8-
                                                                           12

                              TEQ-1 CORPORATION
                        [A Development Stage Company]

              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - CONCENTRATION

  During the three months ended March 31, 2002, a significant percentage of the Company's total sales were made to four clients. The following table lists the total sales made to clients that accounted for 10% or more of total sales during the three months ended March 31, 2002:

             Client A                    34%
             Client B                    19%
             Client C                    12%
             Client D                    11%

  The loss of these significant customers could adversely affect the Company's business and financial condition.


                                     -9-
                                                                           13

------------------------------------------------------------------------------
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
------------------------------------------------------------------------------

              THREE MONTH PERIODS ENDED MARCH 31, 2002 AND 2001
        AND FROM INCEPTION ON NOVEMBER 19, 1997 THROUGH MARCH 31, 2002

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

     The Company had $3,983 in revenues from operations for the three month period ended March 31, 2002, $336 in revenues from operations for the three month period ended March 31, 2001 and $19,860 in revenues from operations from inception on November 19, 1997 through March 31, 2002. The Company incurred $1,394 in net operating losses for the three month period ended March 31, 2002, as compared to $4,612 in net operating losses for the three month period ended March 31, 2001 and $9,415 from inception on November 19, 1997 through March 31, 2002.

     The net operating loss for all periods resulted primarily from general and administrative expenses and interest expense. The net loss per share for each of the three month periods ended March 31, 2002 and 2001 was $0.00 per share and from inception was $0.01.

     General and administrative expenses for all periods ended consisted of accrued salary for our employee, office expenses, outside services and professional fees, and accounting and auditing costs. These expenses were $5,377 for the three month period ended March 31, 2002, $4,855 for the three month period ended March 31, 2001 and $28,580 from inception on November 19, 1997 through March 31, 2002.

     Interest expense for the three month periods ended March 31, 2002 and 2001 and from inception on November 19, 1997 through March 31, 2002 was $0, $93 and $695 respectively. The Company's president has advanced $3,715 to the Company through the date of this report. This amount is made up of two notes payable. In February 2000, our president loaned us $1,715 for a term of one year at the interest rate of 10% per annum for various administrative expenses. Further, in June 2000, our president loaned us $2,000 for a term of one year at the interest rate of 10% for working capital. On November 30, 2001, we paid off the two loans including interest.

     The accrued salary payable to Tammy Gehring, our president and sole employee, was $16,000 at March 31, 2002. On January 1, 2001, we entered into an Employment Agreement with Tammy Gehring, our sole officer/director/employee, which provided for a $1,000 per month salary for Ms. Gehring, which was terminated with a new Employment Agreement dated February 1, 2002 entered into with Ms. Gehring to pay a salary of $1,500 per month, payable Monthly. Ms. Gehring's salary will be paid as funds are available. This February 1, 2002 Employment Agreement also entitles Ms. Gehring to a bonus compensation, which may be awarded at our calendar year end and will be based on, but not limited to, her performance and our income from operations. Such bonus compensation, if awarded, will be treated as a salary increment. In addition, all amounts owed to Ms. Gehring under her prior employment agreement shall be due and payable upon request of Ms. Gehring and shall continue to accrue in our books and records until paid in full.

     Rent and utilities/miscellaneous expenses for the three month periods ended March 31, 2002 and 2001, and from inception on November 19, 1997 through March 31, 2002 were $600, $600 and $3,000 respectively.

     As a result of the foregoing factors the Company realized a net losses of $1,394 for the three month period ended March 31, 2002, $4,612 for the three month period ended March 31, 2001 and $9,415 from inception on November 19, 1997 through March 31, 2002.

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


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, we had cash in the amount of $24,257. All cash held by the Company at March 31, 2002 has come from two notes payable to the Company's president Tammy Gehring, income from operations and the Company's July 1, 2001 offering under Rule 506 of Regulation D.

     For the three month period ended March 31, 2002, we had $3,983 in revenues and a net loss of $1,394, as compared to $336 in revenues and a net loss of $4,612 for the three month period ended March 31, 2001. We had $19,860 in revenues and a net loss of $9,415 from inception on November 19, 1997 through March 31, 2002.

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


PLAN OF OPERATIONS

     During December 2000, we turned to our new business plan of providing electronic filing services. The Company provides electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the Securities and Exchange Commission ("SEC") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR").

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

     We may attempt to employ additional personnel if we are able to generate sufficient revenues. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company. If and when we are successful in achieving a positive cash flow, it is likely that we will consider expanding, which will also increase costs.

     Management expects that the Company will continue generating small amounts of revenue from the Company's current clients during the remaining calendar quarters of 2002. As we attracts more clientele, revenues are expected to increase.


                         PART II - OTHER INFORMATION


------------------------------------------------------------------------------
ITEM 1.   LEGAL PROCEEDINGS
------------------------------------------------------------------------------

     The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.


------------------------------------------------------------------------------
ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------------------------

     Not Applicable.


------------------------------------------------------------------------------
ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
------------------------------------------------------------------------------

     Not Applicable.


------------------------------------------------------------------------------
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------------------------

     Not Applicable.


------------------------------------------------------------------------------
ITEM 5.   OTHER INFORMATION
------------------------------------------------------------------------------

     Not Applicable

------------------------------------------------------------------------------
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(a) Exhibits: Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits of this Form 10-QSB, which is incorporated herein by reference.

(b) Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report.


------------------------------------------------------------------------------
SIGNATURES
------------------------------------------------------------------------------

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEQ - 1 Corporation


                                     /S/  TAMMY GEHRING
                                   -----------------------------------
Date: May 20, 2002              By: Tammy Gehring, President, Secretary
                                                    Treasurer, Director

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